Form 10-Q
period 2003-09-30
GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PART P-6
filed 2003-11-13
CIK 869801

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2003

Commission File Number:

      P-1:  0-17800           P-4:  0-18308           P-6:  0-18937
      P-3:  0-18306           P-5:  0-18637

    GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3 GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4 GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5 GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
   ---------------------------------------------------------------------
         (Exact Name of Registrant as specified in its Articles)


                                                P-1 73-1330245
                                                P-3 73-1336573
                P-1: Texas                      P-4 73-1341929
             P-3 through P-6:                   P-5 73-1353774
                Oklahoma                        P-6 73-1357375
      ----------------------------    -------------------------------
      (State or other jurisdiction    (I.R.S. Employer Identification
          of incorporation or                        Number)
           organization)


       Two West Second Street, Tulsa, Oklahoma           74103
     ------------------------------------------------------------
     (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:(918) 583-1791

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes     X               No
                            ------                    ------
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                        Yes                     No     X
                            ------                    ------

                              PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

           GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
                             COMBINED BALANCE SHEETS
                                   (Unaudited)





                                     ASSETS


                                             September 30,     December 31,
                                                 2003              2002
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  413,519        $  309,227
   Accounts receivable:
      Net Profits                                173,035           195,043
                                              ----------        ----------
        Total current assets                  $  586,554        $  504,270

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                 746,623           726,622
                                              ----------        ----------
                                              $1,333,177        $1,230,892
                                              ==========        ==========

                           PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   54,793)      ($   61,127)
   Limited Partners, issued and
      outstanding, 108,074 units               1,387,970         1,292,019
                                              ----------        ----------
        Total Partners' capital               $1,333,177        $1,230,892
                                              ==========        ==========









                 The accompanying condensed notes are an integral part of
                           these combined financial statements.

           GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
                        COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)





                                                  2003              2002
                                                --------          --------

REVENUES:
   Net Profits                                  $329,145          $282,385
   Interest income                                   576               459
                                                --------          --------
                                                $329,721          $282,844

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 23,043          $ 25,991
   General and administrative
      (Note 2)                                    32,799            32,819
                                                --------          --------
                                                $ 55,842          $ 58,810
                                                --------          --------

NET INCOME                                      $273,879          $224,034
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 29,404          $ 24,697
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $244,475          $199,337
                                                ========          ========
NET INCOME per unit                             $   2.26          $   1.84
                                                ========          ========
UNITS OUTSTANDING                                108,074           108,074
                                                ========          ========
















                 The accompanying condensed notes are an integral part of
                           these combined financial statements.

           GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)




                                                 2003               2002
                                              ----------          --------

REVENUES:
   Net Profits                                $1,097,097          $687,306
   Interest income                                 1,623             1,140
   Gain on sale of Net Profits
      Interests                                        -            37,624
                                              ----------          --------
                                              $1,098,720          $726,070

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                               $   65,231          $ 82,210
   General and administrative
      (Note 2)                                   112,417           112,099
                                              ----------          --------
                                              $  177,648          $194,309
                                              ----------          --------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $  921,072          $531,761

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                         3,732                 -
                                              ----------          --------
NET INCOME                                    $  924,804          $531,761
                                              ==========          ========
GENERAL PARTNER - NET INCOME                  $   97,853          $ 60,461
                                              ==========          ========
LIMITED PARTNERS - NET INCOME                 $  826,951          $471,300
                                              ==========          ========
NET INCOME per unit                           $     7.65          $   4.36
                                              ==========          ========
UNITS OUTSTANDING                                108,074           108,074
                                              ==========          ========








                 The accompanying condensed notes are an integral part of
                           these combined financial statements.

            GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)



                                                   2003           2002
                                                ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $924,804       $531,761
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                    (   3,732)             -
      Depletion of Net Profits
        Interests                                  65,231         82,210
      Gain on sale of Net Profits
        Interests                                       -      (  37,624)
      Increase in accounts receivable -
        Net Profits                             (  35,388)     (  59,761)
                                                 --------       --------
Net cash provided by operating
   activities                                    $950,915       $516,586
                                                 --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($ 24,989)     ($ 43,918)
   Proceeds from sale of Net Profits
      Interests                                       885         40,468
                                                 --------       --------
Net cash used by investing
   activities                                   ($ 24,104)     ($  3,450)
                                                 --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($822,519)     ($445,330)
                                                 --------       --------
Net cash used by financing
   activities                                   ($822,519)     ($445,330)
                                                 --------       --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                   $104,292       $ 67,806

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            309,227        182,282
                                                 --------       --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $413,519       $250,088
                                                 ========       ========


                 The accompanying condensed notes are an integral part of
                           these combined financial statements.

           GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                             COMBINED BALANCE SHEETS
                                   (Unaudited)




                                     ASSETS


                                             September 30,     December 31,
                                                 2003              2002
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  599,066        $  433,562
   Accounts receivable:
      Net Profits                                243,101           285,379
                                              ----------        ----------
        Total current assets                  $  842,167        $  718,941

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method               1,212,040         1,170,405
                                              ----------        ----------
                                              $2,054,207        $1,889,346
                                              ==========        ==========

                           PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   41,393)      ($   51,594)
   Limited Partners, issued and
      outstanding, 169,637 units               2,095,600         1,940,940
                                              ----------        ----------
        Total Partners' capital               $2,054,207        $1,889,346
                                              ==========        ==========















                 The accompanying condensed notes are an integral part of
                           these combined financial statements.

           GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                        COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)




                                                  2003              2002
                                                --------          --------

REVENUES:
   Net Profits                                  $474,905          $400,421
   Interest income                                   835               680
                                                --------          --------
                                                $475,740          $401,101

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 33,638          $ 38,803
   General and administrative
      (Note 2)                                    50,691            49,780
                                                --------          --------
                                                $ 84,329          $ 88,583
                                                --------          --------

NET INCOME                                      $391,411          $312,518
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 42,085          $ 34,676
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $349,326          $277,842
                                                ========          ========
NET INCOME per unit                             $   2.06          $   1.64
                                                ========          ========
UNITS OUTSTANDING                                169,637           169,637
                                                ========          ========













                 The accompanying condensed notes are an integral part of
                           these combined financial statements.

           GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)



                                                 2003              2002
                                              ----------        ----------

REVENUES:
   Net Profits                                $1,594,314        $  980,257
   Interest income                                 2,340             1,739
   Gain on sale of Net Profits
      Interests                                        -            47,198
                                              ----------        ----------
                                              $1,596,654        $1,029,194

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                               $   98,784        $  128,016
   General and administrative
      (Note 2)                                   164,217           163,680
                                              ----------        ----------
                                              $  263,001        $  291,696
                                              ----------        ----------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $1,333,653        $  737,498

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                         4,070                 -
                                              ----------        ----------
NET INCOME                                    $1,337,723        $  737,498
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  142,063        $   85,097
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,195,660        $  652,401
                                              ==========        ==========
NET INCOME per unit                           $     7.05        $     3.85
                                              ==========        ==========
UNITS OUTSTANDING                                169,637           169,637
                                              ==========        ==========










                 The accompanying condensed notes are an integral part of
                           these combined financial statements.

            GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)




                                                   2003           2002
                                               ------------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $1,337,723      $737,498
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                   (     4,070)            -
      Depletion of Net Profits
        Interests                                   98,784       128,016
      Gain on sale of Net Profits
        Interests                                        -     (  47,198)
      Increase in accounts receivable -
        Net Profits                            (    55,539)    (  77,840)
                                                ----------      --------
Net cash provided by operating
   activities                                   $1,376,898      $740,476
                                                ----------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($   39,108)    ($ 64,560)
   Proceeds from the sale of Net
      Profits Interests                                576        51,193
                                                ----------      --------
Net cash used by investing
   activities                                  ($   38,532)    ($ 13,367)
                                                ----------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($1,172,862)    ($635,106)
                                                ----------      --------
Net cash used by financing
   activities                                  ($1,172,862)    ($635,106)
                                                ----------     ---------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $  165,504      $ 92,003

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             433,562       266,929
                                                ----------      --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $  599,066      $358,932
                                                ==========      ========


                 The accompanying condensed notes are an integral part of
                           these combined financial statements.

           GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                             COMBINED BALANCE SHEETS
                                   (Unaudited)



                                     ASSETS


                                             September 30,     December 31,
                                                 2003              2002
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  472,914        $  351,179
   Accounts receivable:
      Related Party (Note 2)                           -               416
      Net Profits                                296,097           376,603
                                              ----------        ----------
        Total current assets                  $  769,011        $  728,198

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                 453,929           448,053
                                              ----------        ----------
                                              $1,222,940        $1,176,251
                                              ==========        ==========

                           PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   59,065)      ($   57,787)
   Limited Partners, issued and
      outstanding, 126,306 units               1,282,005         1,234,038
                                              ----------        ----------
        Total Partners' capital               $1,222,940        $1,176,251
                                              ==========        ==========














                 The accompanying condensed notes are an integral part of
                           these combined financial statements.

           GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                        COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)




                                                  2003              2002
                                                --------          --------

REVENUES:
   Net Profits                                  $357,764          $402,565
   Interest income                                   734               914
                                                --------          --------
                                                $358,498          $403,479

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 23,510          $116,804
   General and administrative
      (Note 2)                                    37,938            36,646
                                                --------          --------
                                                $ 61,448          $153,450
                                                --------          --------

NET INCOME                                      $297,050          $250,029
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 31,747          $ 35,423
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $265,303          $214,606
                                                ========          ========
NET INCOME per unit                             $   2.10          $   1.70
                                                ========          ========
UNITS OUTSTANDING                                126,306           126,306
                                                ========          ========


















                 The accompanying condensed notes are an integral part of
                           these combined financial statements.

           GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)





                                                 2003              2002
                                             ------------       ----------

REVENUES:
   Net Profits                                $1,302,591        $1,127,891
   Interest income                                 2,233             2,633
                                              ----------        ----------
                                              $1,304,824        $1,130,524

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                               $   66,524        $  199,672
   General and administrative
      (Note 2)                                   125,894           123,780
                                              ----------        ----------
                                              $  192,418        $  323,452
                                              ----------        ----------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $1,112,406        $  807,072

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                   (       439)                -
                                              ----------        ----------
NET INCOME                                    $1,111,967        $  807,072
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  117,000        $   98,414
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  994,967        $  708,658
                                              ==========        ==========
NET INCOME per unit                           $     7.88        $     5.61
                                              ==========        ==========
UNITS OUTSTANDING                                126,306           126,306
                                              ==========        ==========











                 The accompanying condensed notes are an integral part of
                           these combined financial statements.

            GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)



                                                   2003           2002
                                               ------------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $1,111,967      $807,072
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                           439             -
      Depletion of Net Profits
        Interests                                   66,524       199,672
      Decrease in accounts receivable -
        related party                                    5             -
      Decrease (increase) in accounts
        receivable - Net Profits                    24,966     (  74,236)
                                                ----------      --------
Net cash provided by operating
   activities                                   $1,203,901      $932,508
                                                ----------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($   17,299)    ($ 63,754)
   Proceeds from sale of Net Profits
      Interests                                        411             -
                                                ----------      --------
Net cash used by investing activities          ($   16,888)    ($ 63,754)
                                                ----------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($1,065,278)    ($883,711)
                                                ----------      --------
Net cash used by financing
   activities                                  ($1,065,278)    ($883,711)
                                                ----------      --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $  121,735     ($ 14,957)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             351,179       420,602
                                                ----------      --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $  472,914      $405,645
                                                ==========      ========



                 The accompanying condensed notes are an integral part of
                           these combined financial statements.

           GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
                             COMBINED BALANCE SHEETS
                                   (Unaudited)



                                     ASSETS


                                             September 30,     December 31,
                                                 2003              2002
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  453,479        $  252,994
   Accounts receivable:
      Net Profits                                 12,998            65,132
                                              ----------        ----------
        Total current assets                  $  466,477        $  318,126

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                 635,217           612,748
                                              ----------        ----------
                                              $1,101,694        $  930,874
                                              ==========        ==========

                           PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   57,060)      ($   70,113)
   Limited Partners, issued and
      outstanding, 118,449 units               1,158,754         1,000,987
                                              ----------        ----------
        Total Partners' capital               $1,101,694        $  930,874
                                              ==========        ==========


















                 The accompanying condensed notes are an integral part of
                           these combined financial statements.

           GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
                        COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)





                                                  2003              2002
                                                --------          --------

REVENUES:
   Net Profits                                  $288,814          $233,706
   Interest income                                   662               579
                                                --------          --------
                                                $289,476          $234,285

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 14,637          $ 18,946
   General and administrative
      (Note 2)                                    35,631            34,464
                                                --------          --------
                                                $ 50,268          $ 53,410
                                                --------          --------

NET INCOME                                      $239,208          $180,875
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 25,172          $  9,772
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $214,036          $171,103
                                                ========          ========
NET INCOME per unit                             $   1.80          $   1.45
                                                ========          ========
UNITS OUTSTANDING                                118,449           118,449
                                                ========          ========















                 The accompanying condensed notes are an integral part of
                           these combined financial statements.

           GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)





                                                 2003             2002
                                              ----------        --------

REVENUES:
   Net Profits                                $1,047,998        $654,466
   Interest income                                 1,850           1,560
   Gain on sale of Net Profits
      Interests                                        -           9,113
                                              ----------        --------
                                              $1,049,848        $665,139

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                               $   56,027        $ 67,048
   General and administrative
      (Note 2)                                   119,276         117,183
                                              ----------        --------
                                              $  175,303        $184,231
                                              ----------        --------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $  874,545        $480,908

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                         2,785               -
                                              ----------        --------
NET INCOME                                    $  877,330        $480,908
                                              ==========        ========
GENERAL PARTNER - NET INCOME                  $   58,563        $ 26,649
                                              ==========        ========
LIMITED PARTNERS - NET INCOME                 $  818,767        $454,259
                                              ==========        ========
NET INCOME per unit                           $     6.91        $   3.84
                                              ==========        ========
UNITS OUTSTANDING                                118,449         118,449
                                              ==========        ========








                 The accompanying condensed notes are an integral part of
                           these combined financial statements.

            GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)



                                                   2003           2002
                                                ----------     ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $877,330       $480,908
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                    (   2,785)             -
      Depletion of Net Profits
        Interests                                  56,027         67,048
      Gain on sale of Net Profits
        Interests                                       -      (   9,113)
      Increase in accounts receivable -
        Net Profits                             (  18,863)     (  15,193)
                                                 --------       --------
Net cash provided by operating
   activities                                    $911,709       $523,650
                                                 --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($ 13,491)     ($ 40,494)
   Proceeds from the sale of Net
      Profits Interests                             8,777          9,712
                                                 --------       --------
Net cash used by investing activities           ($  4,714)     ($ 30,782)
                                                 --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($706,510)     ($412,728)
                                                 --------       --------
Net cash used by financing
   activities                                   ($706,510)     ($412,728)
                                                 --------       --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                   $200,485       $ 80,140

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            252,994        171,708
                                                 --------       --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $453,479       $251,848
                                                 ========       ========


                 The accompanying condensed notes are an integral part of
                           these combined financial statements.

            GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                             September 30,     December 31,
                                                 2003              2002
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  670,602       $  317,796
   Accounts receivable:
      Net Profits                                       -          146,070
                                               ----------       ----------
        Total current assets                   $  670,602       $  463,866

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                1,300,176        1,196,952
                                               ----------       ----------
                                               $1,970,778       $1,660,818
                                               ==========       ==========

                           PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $    8,057       $        -
                                               ----------       ----------
        Total current liabilities              $    8,057       $        -



PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   55,505)     ($   67,729)
   Limited Partners, issued and
      outstanding, 143,041 units                2,018,226        1,728,547
                                               ----------       ----------
        Total Partners' capital                $1,962,721       $1,660,818
                                               ----------       ----------
                                               $1,970,778       $1,660,818
                                               ==========       ==========









                 The accompanying condensed notes are an integral part of
                           these combined financial statements.

           GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
                        COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)



                                                  2003              2002
                                                --------          --------

REVENUES:
   Net Profits                                  $456,758          $375,268
   Interest income                                 1,071               853
                                                --------          --------
                                                $457,829          $376,121

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 33,524          $ 25,892
   General and administrative
      (Note 2)                                    42,864            41,293
                                                --------          --------
                                                $ 76,388          $ 67,185
                                                --------          --------

NET INCOME                                      $381,441          $308,936
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 41,054          $ 33,139
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $340,387          $275,797
                                                ========          ========
NET INCOME per unit                             $   2.38          $   1.93
                                                ========          ========
UNITS OUTSTANDING                                143,041           143,041
                                                ========          ========


















                 The accompanying condensed notes are an integral part of
                           these combined financial statements.

           GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)


                                                 2003              2002
                                              ----------        ----------

REVENUES:
   Net Profits                                $1,900,291        $1,167,557
   Interest income                                 2,752             2,067
   Gain on sale of Net Profits
      Interests                                        -            10,265
                                              ----------        ----------
                                              $1,903,043        $1,179,889

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                               $  109,895        $  131,054
   General and administrative
      (Note 2)                                   140,001           137,838
                                              ----------        ----------
                                              $  249,896        $  268,892
                                              ----------        ----------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $1,653,147        $  910,997

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                         1,477                 -
                                              ----------        ----------
NET INCOME                                    $1,654,624        $  910,997
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  174,945        $  102,688
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,479,679        $  808,309
                                              ==========        ==========
NET INCOME per unit                           $    10.34        $     5.65
                                              ==========        ==========
UNITS OUTSTANDING                                143,041           143,041
                                              ==========        ==========








                 The accompanying condensed notes are an integral part of
                           these combined financial statements.

            GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)



                                                   2003           2002
                                               ------------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $1,654,624      $910,997
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                   (     1,477)            -
      Depletion of Net Profits
        Interests                                  109,895       131,054
      Gain on sale of Net Profits
        Interests                                        -     (  10,265)
      Increase in accounts receivable -
        Net Profits                            (    63,992)    (  65,751)
      Increase in accounts payable                   8,057             -
                                                ----------      --------
Net cash provided by operating
   activities                                   $1,707,107      $966,035
                                                ----------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($    6,832)    ($ 41,666)
   Proceeds from sale of Net Profits
      Interests                                      5,252        10,867
                                                ----------      --------
Net cash used by investing activities          ($    1,580)    ($ 30,799)
                                                ----------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($1,352,721)    ($736,111)
                                                ----------      --------
Net cash used by financing
   activities                                  ($1,352,721)    ($736,111)
                                                ----------      --------

NET INCREASE IN CASH AND CASH
   CASH EQUIVALENTS                             $  352,806      $199,125

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             317,796       187,301
                                                ----------      --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $  670,602      $386,426
                                                ==========      ========


                 The accompanying condensed notes are an integral part of
                           these combined financial statements.

             GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIPS
                   CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (Unaudited)


   1. ACCOUNTING POLICIES
      -------------------

      The combined balance sheets as of September 30, 2003, combined statements of operations for the three and nine months ended September 30, 2003 and 2002, and combined statements of cash flows for the nine months ended September 30, 2003 and 2002 have been prepared by Geodyne Resources, Inc., the General Partner of the Geodyne Institutional/Pension Energy Income Limited Partnerships, without audit. Each limited partnership is a general partner in the related Geodyne NPI Partnership (the "NPI Partnerships") in which Geodyne Resources, Inc. serves as the managing partner. For the purposes of these financial statements, the general partner and managing partner are collectively referred to as the "General Partner" and the limited partnerships and NPI Partnerships are collectively referred to as the "Partnerships". In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at September 30, 2003, the combined results of operations for the three and nine months ended September 30, 2003 and 2002, and the combined cash flows for the nine months ended September 30, 2003 and 2002.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2002. The results of operations for the period ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

      As used in these financial statements, the Partnerships' net profits and royalty interests in oil and gas sales are referred to as "Net Profits" and the Partnerships' net profits and royalty interests in oil and gas properties are referred to as "Net Profits Interests". The working interests from which the Partnerships' Net Profits Interests are carved are referred to as "Working Interests".

      The Limited Partners' net income or loss per unit is based upon each $100 initial capital contribution.

      NET PROFITS INTERESTS
      ---------------------

      The Partnerships follow the successful efforts method of accounting for their Net Profits Interests. Under the successful efforts method, the NPI Partnerships capitalize all acquisition costs. Property acquisition costs include costs incurred by the Partnerships or the General Partner to acquire producing properties, including related title insurance or examination costs, commissions, engineering, legal and accounting fees, and similar costs directly related to the acquisitions, plus an allocated portion, of the General Partner's property screening costs. The acquisition cost to the NPI Partnership of Net Profits Interests acquired by the General Partner is adjusted to reflect the net cash results of operations, including interest incurred to finance the acquisition, for the period of time the properties are held by the General Partner prior to their transfer to the Partnerships.

      Depletion of the costs of Net Profits Interests is computed on the unit-of-production method. The Partnerships' calculation of depletion of its Net Profits Interests includes estimated dismantlement and abandonment costs and estimated salvage value of the equipment.

      The Partnerships do not directly bear capital costs. However, the Partnerships indirectly bear certain capital costs incurred by the owners of the Working Interests to the extent such capital costs are charged against the applicable oil and gas revenues in calculating the Net Profits payable to the Partnerships. For financial reporting purposes only, such capital costs are reported as capital expenditures in the Partnerships' Statements of Cash Flows.


      NEW ACCOUNTING PRONOUNCEMENTS
      -----------------------------

      In July 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Partnerships). On January 1, 2003, the Partnerships adopted FAS No. 143 and recorded an increase in Net Profits Interests, an increase (decrease) in net income for the cumulative effect of the change in accounting principle, and an asset retirement obligation, resulting in a decrease of accounts receivable - Net Profits, in the following approximate amounts for each Partnership:

                                            Increase
                                           (Decrease)
                                               in
                                           Net Income
                            Increase        for the
                               in          Change in         Asset
                          Net Profits      Accounting      Retirement
        Partnerships       Interests       Principle       Obligation
        ------------      -----------      ----------      ----------
            P-1             $ 59,000         $4,000         $ 55,000
            P-3               99,000          4,000           95,000
            P-4               54,000        (   400)          54,000
            P-5               72,000          3,000           69,000
            P-6              206,000          1,000          205,000

      These amounts differ significantly from the estimates disclosed in the Annual Report on Form 10-K for the year ended December 31, 2002 due to a revision of the methodology used in calculating the change in Net Profits Interests.

      The asset retirement obligation will be adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the nine months ended September 30, 2003, the P-1, P-3, P-4, P-5, and P-6 Partnerships recognized approximately $2,000, $4,000, $5,000, $2,000 and $7,000 of an increase in depletion of Net Profits Interests, which was comprised of accretion of the asset retirement obligation and depletion of the increase in Net Profits Interests.

      If this accounting policy had been in effect on January 1, 2002, the proforma impact on the P-1, P-3, P-4, P-5, and P-6 Partnerships during the nine months ended September 30, 2002 would have been an increase in depreciation, depletion, and amortization expense of approximately $2,000, $4,000, $3,000, $2,000, and $7,000.


   2. TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended September 30, 2003, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        ------------------        --------------
                P-1                 $ 4,359                 $ 28,440
                P-3                   6,051                   44,640
                P-4                   4,698                   33,240
                P-5                   4,461                   31,170
                P-6                   5,223                   37,641

      During the nine months ended September 30, 2003, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        ------------------        --------------
                P-1                 $27,097                 $ 85,320
                P-3                  30,297                  133,920
                P-4                  26,174                   99,720
                P-5                  25,766                   93,510
                P-6                  27,078                  112,923

      Affiliates of the Partnerships operate certain of the Partnerships' properties and their policy is to bill the Partnerships for all customary charges and cost reimbursements associated with their activities.

      The accounts receivable - related party at December 31, 2002 for the P-4 Partnership represents accrued proceeds and interest due from the General Partner for the sale of certain oil and gas properties during 2002. Such amount was received from the General Partner in February 2003.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS


USE OF FORWARD-LOOKING STATEMENTS AND ESTIMATES
-----------------------------------------------

      This Quarterly Report contains certain forward-looking statements. The words "anticipate", "believe", "expect", "plan", "intend", "estimate", "project", "could", "may" and similar expressions are intended to identify forward-looking statements. Such statements reflect management's current views with respect to future events and financial performance. This Quarterly Report also includes certain information, which is, or is based upon, estimates and assumptions. Such estimates and assumptions are management's efforts to accurately reflect the condition and operation of the Partnerships.

      Use of forward-looking statements and estimates and assumptions involve risks and uncertainties which include, but are not limited to, the volatility of oil and gas prices, the uncertainty of reserve information, the operating risk associated with oil and gas properties (including the risk of personal injury, death, property damage, damage to the well or producing reservoir, environmental contamination, and other operating risks), the prospect of changing tax and regulatory laws, the availability and capacity of processing and transportation facilities, the general economic climate, the supply and price of foreign imports of oil and gas, the level of consumer product demand, and the price and availability of alternative fuels. Should one or more of these risks or uncertainties occur or should estimates or underlying assumptions prove incorrect, actual conditions or results may vary materially and adversely from those stated, anticipated, believed, estimated, and otherwise indicated.


GENERAL
-------

      The Partnerships are engaged in the business of acquiring Net Profits Interests in producing oil and gas properties located in the continental United States. In general, a Partnership acquired passive interests in producing properties and does not directly engage in development drilling or enhanced recovery projects. Therefore, the economic life of each limited partnership, and its related NPI Partnership, is limited to the period of time required to fully produce its acquired oil and gas reserves. A Net Profits Interest entitles the Partnerships to a portion of the oil and gas sales less operating and production expenses and development costs generated by the owner of the underlying Working Interests. The net proceeds from the oil and gas operations are distributed to the Limited Partners and the General Partner in accordance with the terms of the Partnerships' partnership agreements.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      The Partnerships began operations and investors were assigned their rights as Limited Partners, having made capital contributions in the amounts and on the dates set forth below:

                                                             Limited
                                     Date of             Partner Capital
              Partnership          Activation             Contributions
              -----------       -----------------        ---------------

                  P-1           October 25, 1988           $10,807,400
                  P-3           May 10, 1989                16,963,700
                  P-4           November 21, 1989           12,630,600
                  P-5           February 27, 1990           11,844,900
                  P-6           September 5, 1990           14,304,100

      In general, the amount of funds available for acquisition of producing properties was equal to the capital contributions of the Limited Partners, less 15% for sales commissions and organization and management fees. All of the Partnerships have fully invested their capital contributions.

      Net proceeds from the Partnerships' Net Profits Interests less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of September 30, 2003 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      Occasional expenditures by the owners of the Working Interests for new wells or well recompletions or workovers, however, may reduce or eliminate cash available for a particular quarterly cash distribution. During the nine months ended September 30, 2002, capital expenditures affecting the P-1, P-3, and P-4 Partnerships' Net Profits Interests totaled $43,918, $64,560, and $63,754, respectively. The capital expenditures for the P-1 and P-3 Partnerships were indirectly incurred as a result of drilling and completion activities on one property, the CHB Weir in Lea County, New Mexico. These activities were successful leading to an increase in both oil and gas reserves and production on this well. The capital expenditures for the P-4 Partnership were indirectly incurred as a result of drilling and completion activities on another property, the Donald #1 SWD in Jefferson Davis

      Parish, Louisiana. Any other capital expenditures incurred by the Partnerships during the nine months September 30, 2003 and 2003 were not material to the Partnerships' cash flows.

      The Partnerships' termination date under the partnership agreements is December 31, 2005. The General Partner may extend the terms of the Partnerships for up to five two-year extension periods. The General Partner has not yet determined whether it will extend the terms of any Partnership. Accordingly, the financial statements have not been presented on a liquidation basis because it is not probable that the Partnerships will be terminated within the next year.


CRITICAL ACCOUNTING POLICIES
----------------------------

      The Partnerships follow the successful efforts method of accounting for their Net Profits Interests. Under the successful efforts method, the Partnerships capitalize all acquisition costs. Such acquisition costs include costs incurred by the Partnerships or the General Partner to acquire a Net Profits Interest, including related title insurance or examination costs, commissions, engineering, legal and accounting fees, and similar costs directly related to the acquisitions plus an allocated portion of the General Partner's property screening costs. The net acquisition cost to the Partnerships of the Net Profits Interests in properties acquired by the General Partner consists of the cost of acquiring the underlying properties adjusted for the net cash results of operations, including any interest incurred to finance the acquisition, for the period of time the properties are held by the General Partner.

      Depletion of the cost of Net Profits Interests is computed on the units-of-production method. The Partnerships' calculation of depletion of its Net Profits Interests includes estimated dismantlement and abandonment costs and estimated salvage value of the equipment.

      The Partnerships evaluate the recoverability of the carrying costs of their Net Profits Interests in proved oil and gas properties for each oil and gas field (rather than separately for each well). If the unamortized costs of a Net Profits Interest within a field exceeds the expected undiscounted future cash flows from such Net Profits Interest, the cost of the Net Profits Interest is written down to fair value, which is determined by using the estimated discounted future cash flows from the Net Profits Interest.

      Accounts Receivable (Accounts Payable) - Net Profits

      Revenues from a Net Profits Interest consist of a share of the oil and gas sales of the property, less operating and production expenses. The partnerships accrue for oil and gas revenues less expenses from the Net Profits Interests. Sales of gas applicable to the Net Profits Interests are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts. During such times as sales of gas exceed a Partnership's pro rata share of estimated total gas reserves attributable to the underlying property, such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas price received for the volumes at the time the overproduction occurred. This also approximates the price for which the Partnerships are currently settling this liability. This liability is recorded as a reduction of accounts receivable.

      Also included in accounts receivable (payable) - Net Profits are amounts which represent costs deferred or accrued for Net Profits relating to lease operating expenses incurred in connection with the net underproduced or overproduced gas imbalance positions. The rate used in calculating the deferred charge or accrued liability is the annual average production costs per Mcf. Also included in accounts receivable (payable) - Net Profits is the asset retirement obligation.


NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

      Below is a brief description of Financial Accounting Standards ("FAS") recently issued by the Financial Accounting Standards Board ("FASB") which may have an impact on the Partnerships' future results of operations and financial position.

      In July 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Partnerships). On January 1, 2003, the Partnerships adopted FAS No. 143 and recorded an increase in Net Profits Interests, an increase (decrease) in net income for the cumulative effect of the change in accounting principle, and an asset retirement obligation, resulting in a decrease of accounts receivable - Net Profits, in the following approximate amounts for each Partnership:

                                            Increase
                                           (Decrease)
                                              in
                                           Net Income
                            Increase        for the
                               in          Change in         Asset
                          Net Profits      Accounting      Retirement
        Partnerships       Interests       Principle       Obligation
        ------------      -----------      ----------      ----------
            P-1             $ 59,000         $4,000         $ 55,000
            P-3               99,000          4,000           95,000
            P-4               54,000        (   400)          54,000
            P-5               72,000          3,000           69,000
            P-6              206,000          1,000          205,000

      These amounts differ significantly from the estimates disclosed in the Annual Report on Form 10-K for the year ended December 31, 2002 due to a revision in the methodology used in calculating the change in Net Profits Interests.

      The asset retirement obligation will be adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the nine months ended September 30, 2003, the P-1, P-3, P-4, P-5, and P-6 Partnerships recognized approximately $2,000, $4,000, $5,000, $2,000 and $7,000 of an increase depletion of Net Profits Interests, which was comprised of accretion of the asset retirement obligation and depletion of the increase in Net Profits Interests.


PROVED RESERVES AND NET PRESENT VALUE
-------------------------------------

      The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the future. Although every reasonable effort has been made to ensure that these reserve estimates represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures.

      The following tables summarize changes in net quantities of the Partnerships' proved reserves, all of which are located in the United States, for the periods indicated. The proved reserves were estimated by petroleum engineers employed by affiliates of the Partnerships, and are annually reviewed by an independent engineering firm. "Proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions. The following information includes certain gas balancing adjustments which cause the gas volume to differ from the reserve reports prepared by the General Partner.

                                P-1 Partnership
                                ---------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2002             160,338        1,732,980
         Production                             (  5,158)      (   72,967)
         Revisions of previous
            estimates                              2,141           37,033
                                                 -------        ---------

      Proved reserves, March 31, 2003            157,321        1,697,046
         Production                             (  4,940)      (   70,772)
         Revisions of previous
            estimates                             43,504          718,213
                                                 -------        ---------

      Proved reserves, June 30, 2003             195,885        2,344,487
         Production                             (  4,593)      (   68,831)
         Extensions and discoveries                1,783              773
         Revisions of previous
            estimates                              4,657       (   43,971)
                                                 -------        ---------

      Proved reserves, Sept. 30, 2003            197,732        2,232,458
                                                 =======        =========

                                P-3 Partnership
                                ---------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2002             216,687        2,901,481
         Production                             (  6,603)      (  106,976)
         Revisions of previous
            estimates                              2,714           50,994
                                                 -------        ---------

      Proved reserves, March 31, 2003            212,798        2,845,499
         Production                             (  6,443)      (  107,977)
         Revisions of previous
            estimates                             54,640        1,046,105
                                                 -------        ---------

      Proved reserves, June 30, 2003             260,995        3,783,627
         Production                             (  5,896)      (  104,243)
         Extensions and discoveries                2,802           10,568
         Revisions of previous
            estimates                              5,075       (   66,665)
                                                 -------        ---------

      Proved reserves, Sept. 30, 2003            262,976        3,623,287
                                                 =======        =========

                                 P-4 Partnership
                                ---------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2002              29,515        2,008,648
         Production                              ( 6,220)      (   77,970)
         Revisions of previous
            estimates                              1,803           24,331
                                                  ------        ---------

      Proved reserves, March 31, 2003             25,098        1,955,009
         Production                              ( 5,727)      (   55,580)
         Revisions of previous
            estimates                              6,133          413,150
                                                  ------        ---------

      Proved reserves, June 30, 2003              25,504        2,312,579
         Production                              ( 4,612)      (   65,963)
         Extensions and discoveries                   38           17,229
         Revisions of previous
            estimates                              1,549           34,338
                                                  ------        ---------

      Proved reserves, Sept. 30, 2003             22,479        2,298,183
                                                  ======        =========

                                 P-5 Partnership
                                ---------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2002              44,787        2,206,895
         Production                              ( 2,795)      (   86,929)
         Revisions of previous
            estimates                                554       (    5,324)
                                                  ------        ---------

      Proved reserves, March 31, 2003             42,546        2,114,642
         Production                              ( 1,513)      (   76,908)
         Revisions of previous
            estimates                              2,766          258,214
                                                  ------        ---------

      Proved reserves, June 30, 2003              43,799        2,295,948
         Production                              (   851)      (   73,140)
         Revisions of previous
            estimates                              4,768       (   21,341)
                                                  ------        ---------

      Proved reserves, Sept. 30, 2003             47,716        2,201,467
                                                  ======        =========

                                 P-6 Partnership
                                 ---------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2002             114,215        3,923,928
         Production                             (  5,202)      (  159,930)
         Revisions of previous
            estimates                              1,871            7,777
                                                 -------        ---------

      Proved reserves, March 31, 2003            110,884        3,771,775
         Production                             (  4,590)      (  153,919)
         Revisions of previous
            estimates                             14,154          397,227
                                                 -------        ---------

      Proved reserves, June 30, 2003             120,448        4,015,083
         Production                             (  2,756)      (  121,866)
         Revisions of previous
            estimates                           (    230)      (   95,293)
                                                 -------        ---------

      Proved reserves, Sept. 30, 2003            117,462        3,797,924
                                                 =======        =========

      The net present value of the Partnerships' reserves may change dramatically as oil and gas prices change or as volumes change for the reasons described above. Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses) and estimated future development costs, discounted at 10% per annum.

      The following table indicates the estimated net present value of the Partnerships' proved reserves as of September 30, 2003, June 30, 2003, March 31, 2003, and December 31, 2002. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices as of the date of estimation. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The table also indicates the gas prices in effect on the dates corresponding to the reserve valuations. Changes in the oil and gas prices have caused the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves to fluctuate. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to September 30, 2003. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at September 30, 2003 will actually be realized for such production.

                        Net Present Value of Reserves (In 000's)
                        ----------------------------------------------------
      Partnership       9/30/03       6/30/03        3/31/03        12/31/02
      -----------       -------       -------        -------       --------
         P-1             $5,847       $ 6,788         $5,688         $5,643
         P-3              8,954        10,418          8,961          8,815
         P-4              5,316         6,001          5,575          5,421
         P-5              4,594         5,848          5,647          5,459
         P-6              7,968        10,033          9,782          9,390

                                   Oil and Gas Prices
                        ---------------------------------------------------
        Pricing         9/30/03       6/30/03        3/31/03       12/31/02
      -----------       -------       -------        -------       --------
      Oil (Bbl)          $26.00       $ 27.00         $27.75         $28.00
      Gas (Mcf)            4.58          5.18           5.06           4.74

      The Partnerships had downward revisions in the estimated net present value of reserves at September 30, 2003 as compared to June 30, 2003 primarily due to decreases in the oil and gas prices used to value the reserves.


RESULTS OF OPERATIONS
---------------------

      GENERAL DISCUSSION

      The following general discussion should be read in conjunction with the analysis of results of operations provided below.

      The primary source of liquidity and Partnership cash distributions comes from the net revenues generated from the sale of oil and gas produced from the Partnerships' oil and gas properties. The level of net revenues is highly dependent upon the total volumes of oil and natural gas sold. Oil and gas reserves are depleting assets and will experience production declines over time, thereby likely resulting in reduced net revenues. The level of net revenues is also highly dependent upon the prices received for oil and gas sales, which prices have historically been very volatile and may continue to be so.

      Additionally, lower oil and natural gas prices may reduce the amount of oil and gas that is economic to produce and reduce the Partnerships' revenues and cash flow. Various factors beyond the Partnerships' control will affect prices for oil and natural gas, such as:

      *     Worldwide and domestic supplies of oil and natural gas;
      * The ability of the members of the Organization of Petroleum Exporting Countries ("OPEC") to agree to and maintain oil prices and production quotas;
      * Political instability or armed conflict in oil-producing regions or around major shipping areas;
      *     The level of consumer demand and overall economic activity;
      *     The competitiveness of alternative fuels;
      *     Weather conditions;
      *     The availability of pipelines for transportation; and
      *     Domestic and foreign government regulations and taxes.

      Recently, while economic factors have been relatively unfavorable for oil and natural gas demand, oil prices, to an extent, have benefited from the political uncertainty associated with the increase in terrorist activities in parts of the world. In the last few years, natural gas prices have varied significantly, from low prices in late 2001 and early 2002, to rising prices in the later part of 2002 and early 2003. The high natural gas prices were associated with cold winter weather and decreased supply from reduced capital investment for new drilling, while the low prices were associated with warm winter weather and reduced economic activity. The more recent increase in prices is the result of increased demand from weather patterns, the pricing effect of relatively high oil prices and increased concern about the ability of the industry to meet any longer-term demand increases based upon current drilling activity.

      It is not possible to predict the future direction of oil or natural gas prices or whether the above discussed trends will remain. Operating costs, including General and Administrative Expenses, may not decline over time or may experience only a gradual decline, thus adversely affecting net revenues as either production or oil and natural gas prices decline. In any particular period, net revenues may also be affected by either the receipt of proceeds from property sales or the incursion of additional costs as a result of well workovers, recompletions, new well drilling, and other events.

      P-1 PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002.

                                           Three Months Ended September 30,
                                           --------------------------------
                                                    2003             2002
                                                  --------         --------
      Net Profits                                 $329,145         $282,385
      Barrels produced                               4,593            4,984
      Mcf produced                                  68,831           75,023
      Average price/Bbl                           $  29.17         $  27.19
      Average price/Mcf                           $   3.75         $   2.81

      As shown in the table above, total Net Profits increased $46,760 (16.6%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. Of this increase, approximately $9,000 and $65,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $11,000 and $17,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 391 barrels and 6,192 Mcf, respectively, for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) positive prior period volume adjustments made by the operators on two significant wells during the three months ended September 30, 2002, and (iii) a negative prior period volume adjustment made by the purchaser on one significant well during the three months ended September 30, 2003. These decreases were partially offset by (i) positive prior period volume adjustments made by the purchasers on two significant wells during the three months ended September 30, 2003 and (ii) a positive prior period volume adjustment made by the operator on one significant well during the three months ended September 30, 2003. Average oil and gas prices increased to $29.17 per barrel and $3.75 per Mcf, respectively, for the three months ended September 30, 2003 from $27.19 per barrel and $2.81 per Mcf, respectively, for the three months ended September 30, 2002.

      Depletion of Net Profits Interests decreased $2,948 (11.3%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. This decrease was primarily due to the decreases in volumes of oil and gas sold. As a percentage of Net Profits, this expense decreased to 7.0% for the three months ended September 30, 2003 from 9.2% for the three months ended September 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the three months ended September 30, 2003 and 2002. As a percentage of Net Profits, these expenses decreased to 10.0% for the three months ended September 30, 2003 from 11.6% for the three months ended September 30, 2002. This percentage decrease was primarily due to the increase in Net Profits.

      NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002.

                                            Nine Months Ended September 30,
                                            -------------------------------
                                                   2003              2002
                                                ----------         --------
      Net Profits                               $1,097,097         $687,306
      Barrels produced                              14,691           15,811
      Mcf produced                                 212,570          214,491
      Average price/Bbl                         $    28.53         $  23.01
      Average price/Mcf                         $     4.43         $   2.53

      As shown in the table above, total Net Profits increased $409,791 (59.6%) for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. Of this increase, approximately $81,000 and $405,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $45,000 related to an increase in production expenses. Volumes of oil and gas sold decreased 1,120 barrels and 1,921 Mcf, respectively, for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. Average oil and gas prices increased to $28.53 per barrel and $4.43 per Mcf, respectively, for the nine months ended September 30, 2003 from $23.01 per barrel and $2.53 per Mcf, respectively, for the nine months ended September 30, 2002.

      The P-1 Partnership sold certain oil and gas properties during the nine months ended September 30, 2002 and recognized a $37,624 gain on such sales. No such sales occurred during the nine months ended September 30, 2003.

      Depletion of Net Profits Interests decreased $16,979 (20.7%) for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. This decrease was primarily due to (i) upward revisions in the estimates of remaining oil and gas reserves for the nine months ended September 30, 2003 and (ii) the decreases in volumes of oil and gas sold. As a percentage of Net Profits, this expense decreased to 5.9% for the nine months ended September 30, 2003 from 12.0% for the nine months ended September 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 2003 and 2002. As a percentage of Net Profits, these expenses decreased to 10.2% for the nine months ended September 30, 2003 from 16.3% for the nine months ended September 30, 2002. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash distributions to the Limited Partners through September 30, 2003 were $15,351,558 or 142.05% of Limited Partners' capital contributions.

      P-3 PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002.

                                           Three Months Ended September 30,
                                           --------------------------------
                                                    2003             2002
                                                  --------         --------
      Net Profits                                 $474,905         $400,421
      Barrels produced                               5,896            6,409
      Mcf produced                                 104,243          114,529
      Average price/Bbl                           $  29.13         $  27.26
      Average price/Mcf                           $   3.87         $   2.86

      As shown in the table above, total Net Profits increased $74,484 (18.6%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. Of this increase, approximately $11,000 and $105,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $14,000 and $29,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 513 barrels and 10,286 Mcf, respectively, for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) positive prior period volume adjustments made by the operators on two significant wells during the three months ended September 30, 2002, and (iii) a negative prior period volume adjustment made by the purchaser on one significant well during the three months ended September 30, 2003. These decreases were partially offset by (i) positive prior period volume adjustments made by the purchasers on two significant wells during the three months ended September 30, 2003 and (ii) a positive prior period volume adjustment made by the operator on one significant well during the three months ended September 30, 2003. Average oil and gas prices increased to $29.13 per barrel and $3.87 per Mcf, respectively, for the three months ended September 30, 2003 from $27.26 per barrel and $2.86 per Mcf, respectively, for the three months ended September 30, 2002.

      Depletion of Net Profits Interests decreased $5,165 (13.3%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. This decrease was primarily due to the decreases in volumes of oil and gas sold. As a percentage of Net Profits, this expense decreased to 7.1% for the three months ended September 30, 2003 from 9.7% for the three months ended September 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $911 (1.8%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. As a percentage of Net Profits, these expenses decreased to 10.7% for the three months ended September 30, 2003 from 12.4% for the three months ended September 30, 2002. This percentage decrease was primarily due to the increase in Net Profits.

      NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002.

                                            Nine Months Ended September 30,
                                            -------------------------------
                                                     2003            2002
                                                  ----------       --------
      Net Profits                                 $1,594,314       $980,257
      Barrels produced                                18,942         20,346
      Mcf produced                                   319,196        325,015
      Average price/Bbl                           $    28.54       $  23.01
      Average price/Mcf                           $     4.56       $   2.59

      As shown in the table above, total Net Profits increased $614,057 (62.6%) for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. Of this increase, approximately $105,000 and $629,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $72,000 related to an increase in production expenses. Volumes of oil and gas sold decreased 1,404 barrels and 5,819 Mcf, respectively, for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. Average oil and gas prices increased to $28.54 per barrel and $4.56 per Mcf, respectively, for the nine months ended September 30, 2003 from $23.01 per barrel and $2.59 per Mcf, respectively, for the nine months ended September 30, 2002.

      The P-3 Partnership sold certain oil and gas properties during the nine months ended September 30, 2002 and recognized a $47,198 gain on such sales. No such sales occurred during the nine months ended September 30, 2003.

      Depletion of Net Profits Interests decreased $29,232 (22.8%) for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. This decrease was primarily due to (i) upward revisions in the estimates of remaining oil and gas reserves for the nine months ended September 30, 2003 and (ii) the decreases in volumes of oil and gas sold. As a percentage of Net Profits, this expense decreased to 6.2% for the nine months ended September 30, 2003 from 13.1% for the nine months ended September 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 2003 and 2002. As a percentage of Net Profits, these expenses decreased to 10.3% for the nine months ended September 30, 2003 from 16.7% for the nine months ended September 30, 2002. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash distributions to the Limited Partners through September 30, 2003 were $21,395,401 or 126.12% of Limited Partners' capital contributions.

      P-4 PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002.

                                           Three Months Ended September 30,
                                           --------------------------------
                                                    2003             2002
                                                  --------         --------
      Net Profits                                 $357,764         $402,565
      Barrels produced                               4,612            6,831
      Mcf produced                                  65,963          124,276
      Average price/Bbl                           $  28.13         $  26.73
      Average price/Mcf                           $   5.06         $   2.69

      As shown in the table above, total Net Profits decreased $44,801 (11.1%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. Of this decrease, approximately $59,000 and $156,000, respectively, were related to decreases in the volumes of oil and gas sold. These decreases were partially offset by increases of approximately (i) $6,000 and $156,000, respectively, related to increases in the average prices of oil and gas sold and (ii) $8,000 related to a decrease in production expenses. Volumes of oil and gas sold decreased 2,219 barrels and 58,313 Mcf, respectively, for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. The decrease in volumes of oil sold was primarily due to normal declines in production, which decrease was partially offset by an increase in production during the three months ended September 30, 2003 on one significant well due to a successful workover of that well during mid 2002. The decrease in volumes of gas sold was primarily due to (i) a positive prior period gas balancing adjustment on one significant well during the three months ended September 30, 2002, (ii) normal declines in production, and (iii) a substantial decline in production on another significant well following the workover of that well during early 2002. The well with a substantial decline in production is not expected to return to previously high levels of production. Average oil and gas prices increased to $28.13 per barrel and $5.06 per Mcf, respectively, for the three months ended September 30, 2003 from $26.73 per barrel and $2.69 per Mcf, respectively, for the three months ended September 30, 2002.

      Depletion of Net Profits Interests decreased $93,294 (79.9%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and (ii) two significant wells being fully depleted during the three months ended September 30, 2002 due to the lack of remaining economically recoverable reserves. As a percentage of Net Profits, this expense decreased to 6.6% for the three months ended September 30, 2003 from 29.0% for the three months ended September 30, 2002. This percentage decrease was primarily due to the dollar decrease in depletion of Net Profits Interests.

      General and administrative expenses increased $1,292 (3.5%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. As a percentage of Net Profits, these expenses increased to 10.6% for the three months ended September 30, 2003 from 9.1% for the three months ended September 30, 2002. This percentage increase was primarily due to the decrease in Net Profits.

      NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002.

                                           Nine Months Ended September 30,
                                           -------------------------------
                                                   2003             2002
                                                ----------       ----------
      Net Profits                               $1,302,591       $1,127,891
      Barrels produced                              16,559           20,183
      Mcf produced                                 199,513          375,634
      Average price/Bbl                         $    29.56       $    23.37
      Average price/Mcf                         $     5.49       $     2.68

      As shown in the table above, total Net Profits increased $174,700 (15.5%) for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. Of this increase approximately (i) $103,000 and $561,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $67,000 was related to a decrease in production expenses. These increases were partially offset by decreases of approximately $85,000 and $471,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 3,624 barrels and 176,121 Mcf, respectively, for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. The decrease in volumes of oil sold was primarily due to normal declines in production, which decrease was partially offset by an increase in production on one significant well during the nine months ended September 30, 2003 due to the successful workover of that well during mid 2002. The decrease in volumes of gas sold was primarily due to (i) positive prior period gas balancing adjustments on two significant wells during the nine months ended September 30, 2002, (ii) a substantial decline in production on one significant well following a workover of that well during early 2002, and (iii) normal declines in production. The well with a substantial decline in production is not expected to return to previously high levels of production. The decrease in production expense was primarily due to (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold and (ii) workover expenses incurred on two significant wells during the nine months ended September 30, 2002. These decreases were partially offset by negative prior period production tax adjustments on two significant wells during the nine months ended September 30, 2002. Average oil and gas prices increased to $29.56 per barrel and $5.49 per Mcf, respectively, for the nine months ended September 30, 2003 from $23.37 per barrel and $2.68 per Mcf, respectively, for the nine months ended September 30, 2002.

      Depletion of Net Profits Interests decreased $133,148 (66.7%) for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold, (ii) two significant wells being fully depleted during the nine months ended September 30, 2002 due to the lack of economically recoverable reserves, and (iii) upward revisions in the estimates of remaining oil and gas reserves for the nine months ended September 30, 2003. As a percentage of Net Profits, this expense decreased to 5.1% for the nine months ended September 30, 2003 from 17.7% for the nine months ended September 30, 2002. This percentage decrease was primarily due to the dollar decrease in depletion of Net Profits Interests.

      General and administrative expenses increased $2,114 (1.7%) for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. As a percentage of Net Profits, these expenses decreased to 9.7% for the nine months ended September 30, 2003 from 11.0% for the nine months ended September 30, 2002. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash distributions to the Limited Partners through September 30, 2003 were $17,391,945 or 137.70% of Limited Partners' capital contributions.

      P-5 PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002.

                                           Three Months Ended September 30,
                                           --------------------------------
                                                    2003             2002
                                                  --------         --------
      Net Profits                                 $288,814         $233,706
      Barrels produced                                 851              948
      Mcf produced                                  73,140           97,886
      Average price/Bbl                           $  30.03         $  28.83
      Average price/Mcf                           $   4.55         $   2.78

      As shown in the table above, total Net Profits increased $55,109 (23.6%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. Of this increase, approximately $129,000 was related to an increase in the average price of gas sold, which increase was partially offset by a decrease of approximately $69,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 97 barrels and 24,746 Mcf, respectively, for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended September 30, 2002, and (iii) the shutting-in of another significant well during the three months ended September 30, 2003 in order to perform a workover. The shut-in well is expected to return to production in late 2003. Average oil and gas prices increased to $30.03 per barrel and $4.55 per Mcf, respectively, for the three months ended September 30, 2003 from $28.83 per barrel and $2.78 per Mcf, respectively, for the three months ended September 30, 2002.

      Depletion of Net Profits Interests decreased $4,309 (22.7%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. This decrease was primarily due to the decreases in volumes of oil and gas sold. As a percentage of Net Profits, this expense decreased to 5.1% for the three months ended September 30, 2003 from 8.1% for the three months ended September 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $1,167 (3.4%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. As a percentage of Net Profits, these expenses decreased to 12.3% for the three months ended September 30, 2003 from 14.7% for the three months ended September 30, 2002. This percentage decrease was primarily due to the increase in Net Profits.

      NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002.

                                            Nine Months Ended September 30,
                                            -------------------------------
                                                   2003              2002
                                                ----------         --------
      Net Profits                               $1,047,998         $654,466
      Barrels produced                               5,159            3,452
      Mcf produced                                 236,977          303,174
      Average price/Bbl                         $    30.08         $  23.50
      Average price/Mcf                         $     4.87         $   2.67

      As shown in the table above, total Net Profits increased $393,533 (60.1%) for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. Of this increase, approximately (i) $520,000 was related to an increase in the average price of gas sold and
      (ii) $40,000 was related to an increase in volumes of oil sold. These increases were partially offset by a decrease of approximately $177,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 1,707 barrels, while volumes of gas sold decreased 66,197 Mcf for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. The increase in volumes of oil sold was primarily due to increased production on one significant well due to the successful recompletion of that well during mid 2002. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) the shutting-in of two significant wells during the nine months ended September 30, 2003 in order to perform workovers on those wells. One of the shut-in wells has already returned to production and the other well is expected to return to production in late 2003. These decreases were partially offset by the successful completion of one significant well during early 2003. Average oil and gas prices increased to $30.08 per barrel and $4.87 per Mcf, respectively, for the nine months ended September 30, 2003 from $23.50 per barrel and $2.67 per Mcf, respectively, for the nine months ended September 30, 2002.

      Depletion of Net Profits Interests decreased $11,021 (16.4%) for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. This decrease was primarily due to the decreases in volumes of oil and gas sold. As a percentage of Net Profits, this expense decreased to 5.3% for the nine months ended September 30, 2003 from 10.2% for the nine months ended September 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $2,093 (1.8%) for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. As a percentage of Net Profits, these expenses decreased to 11.4% for the nine months ended September 30, 2003 from 17.9% for the nine months ended September 30, 2002. This percentage decrease was primarily due to the increase in Net Profits.

      The P-5 Partnership achieved payout during the nine months ended September 30, 2003. After payout, operations and revenues for the P-5 Partnership have been and will be allocated using after payout percentages. After payout percentages allocate operating income and expenses 10% to the General Partner and 90% to the Limited Partners. Before payout, operating income and expenses were allocated 5% to the General Partner and 95% to the Limited Partners. See the P-5 Partnership's Annual Report on Form 10-K for the year ended December 31, 2002 for a further discussion of pre and post payout allocations of income and expense.

      Cumulative cash distributions to the Limited Partners through September 30, 2003 were $12,084,759 or 102.02% of Limited Partners' capital contributions.

      P-6 PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002.

                                           Three Months Ended September 30,
                                           --------------------------------
                                                    2003           2002
                                                  --------       --------
      Net Profits                                 $456,758       $375,268
      Barrels produced                               2,756          3,421
      Mcf produced                                 121,866        152,369
      Average price/Bbl                           $  26.60       $  26.98
      Average price/Mcf                           $   4.26       $   2.81

      As shown in the table above, total Net Profits increased $81,490 (21.7%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. Of this increase, approximately (i) $177,000 was related to an increase in the average price of gas sold and
      (ii) $9,000 was related to a decrease in production expenses. These increases were partially offset by decreases of approximately $18,000 and $86,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 665 barrels and 30,503 Mcf, respectively, for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended September 30, 2002. These decreases were partially offset by an increase in production on one significant well following successful repairs made during late 2002. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) the shutting-in of one significant well during the three months ended September 30, 2003 in order to perform a workover, and (iii) a positive prior period volume adjustment made by the purchaser on another significant well during the three months ended September 30, 2002. The shut-in well is expected to return to production in late 2003. This decrease was partially offset by an increase in production on one significant well due to the successful workover of that well during early 2003. The decrease in production expense was primarily due to (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold and (ii) repair and maintenance expenses incurred on one significant well during the three months ended September 30, 2002. These decreases were partially offset by (i) an increase in production taxes associated with the increase in oil and gas sales, (ii) subsurface repair and maintenance expenses incurred on one significant well during the three months ended September 30, 2003, and (iii) a negative prior period lease operating expense adjustment made by the operator on another significant well during the three months ended September 30, 2002. Average oil prices decreased to $26.60 per barrel for the three months ended September 30, 2003 from $26.98 per barrel for the three months ended September 30, 2002. Average gas prices increased to $4.26 per Mcf for the three months ended September 30, 2003 from $2.81 per Mcf for the three months ended September 30, 2002.

      Depletion of Net Profits Interests increased $7,632 (29.5%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. This increase was primarily due to downward revisions in the estimates of remaining oil and gas reserves for the three months ended September 30, 2003. As a percentage of Net Profits, this expense increased to 7.3% for the three months ended September 30, 2003 from 6.9% for the three months ended September 30, 2002.

      General and administrative expenses increased $1,571 (3.8%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. As a percentage of Net Profits, these expenses decreased to 9.4% for the three months ended September 30, 2003 from 11.0% for the three months ended September 30, 2002. This percentage decrease was primarily due to the increase in Net Profits.

      NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002.

                                           Nine Months Ended September 30,
                                           -------------------------------
                                                  2003            2002
                                               ----------      ----------
      Net Profits                              $1,900,291      $1,167,557
      Barrels produced                             12,548          10,426
      Mcf produced                                435,715         509,685
      Average price/Bbl                        $    28.72      $    22.60
      Average price/Mcf                        $     4.78      $     2.74

      As shown in the table above, total Net Profits increased $732,734 (62.8%) for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. Of this increase, approximately $77,000 and $891,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately (i) $203,000 related to a decrease in volumes of gas sold and (ii) $80,000 related to an increase in production expenses. Volumes of oil sold increased 2,122 barrels, while volumes of gas sold decreased 73,970 Mcf for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. The increase in volumes of oil sold was primarily due to an increase in production on one significant well due to the successful recompletion of that well during late 2002. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) a positive prior period volume adjustment made by the purchaser on one significant well during the nine months ended September 30, 2002. Average oil and gas prices increased to $28.72 per barrel and $4.78 per Mcf, respectively, for the nine months ended September 30, 2003 from $22.60 per barrel and $2.74 per Mcf, respectively, for the nine months ended September 30, 2002.

      Depletion of Net Profits Interests decreased $21,159 (16.1%) for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. This decrease was primarily due to (i) several wells being fully depleted in 2002 due to the lack of remaining economically recoverable reserves, (ii) the decrease in volumes of gas sold, and (iii) upward revisions in the estimates of remaining oil and gas reserves for the nine months ended September 30, 2003. As a percentage of Net Profits, this expense decreased to 5.8% for the nine months ended September 30, 2003 from 11.2% for the nine months ended September 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $2,163 (1.6%) for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. As a percentage of Net Profits, these expenses decreased to 7.4% for the nine months ended September 30, 2003 from 11.8% for the nine months ended September 30, 2002. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash distributions to the Limited Partners through September 30, 2003 were $17,385,248 or 121.54% of Limited Partners' capital contribution.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

            The Partnerships do not hold any market risk sensitive instruments.

ITEM 4.     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

            As of the end of this period covered by this report, the principal executive officer and principal financial officer conducted an evaluation of the Partnerships' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based on this evaluation, such officers concluded that the Partnerships' disclosure controls and procedures are effective to ensure that information required to be disclosed by the Partnerships in reports filed under the Exchange Act is recorded, processed, summarized, and reported accurately and within the time periods specified in the Securities and Exchange Commission rules and forms.

                                PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

            31.1 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the P-1 Partnership.

            31.2 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the P-1 Partnership.

            31.3 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the P-3 Partnership.

            31.4 Certification by Craig D.Loseke required by Rule 13a-14(a)/15d-14(a) for the P-3 Partnership.

            31.5 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the P-4 Partnership.

            31.6 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the P-4 Partnership.

            31.7 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the P-5 Partnership.

            31.8 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the P-5 Partnership.

            31.9 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the P-6 Partnership.

            31.10 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the P-6 Partnership.

            32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the P-1 Partnership.

            32.3 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the P-3 Partnership.

            32.4 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the P-4 Partnership.

            32.5 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the P-5 Partnership.

            32.6 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the P-6 Partnership.

(b) Reports on Form 8-K.

            None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3 GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4 GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5 GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  November 13, 2003            By:       /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  November 13, 2003      By:           /s/Craig D. Loseke
                                       --------------------------------
                                            (Signature)
                                            Craig D. Loseke
                                            Chief Accounting Officer

                                INDEX TO EXHIBITS
                                -----------------

Exh.
No.         Exhibit
----        -------

31.1 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Institutional/Pension Energy Income P-1 Limited Partnership.

31.2 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Institutional/Pension Energy Income P-1 Limited Partnership.

31.3 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Institutional/Pension Energy Income Limited Partnership P-3.

31.4 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Institutional/Pension Energy Income Limited Partnership P-3.

31.5 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Institutional/Pension Energy Income Limited Partnership P-4.

31.6 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Institutional/Pension Energy Income Limited Partnership P-4.

31.7 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Institutional/Pension Energy Income Limited Partnership P-5.

31.8 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Institutional/Pension Energy Income Limited Partnership P-5.

31.9 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Institutional/Pension Energy Income Limited Partnership P-6.

31.10 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Institutional/Pension Energy Income Limited Partnership P-6.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Institutional/Pension Energy Income P-1 Limited Partnership.

32.3 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Institutional/Pension Energy Income Limited Partnership P-3.

32.4 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Institutional/Pension Energy Income Limited Partnership P-4.

32.5 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Institutional/Pension Energy Income Limited Partnership P-5.

32.6 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Institutional/Pension Energy Income Limited Partnership P-6.