Form 10-Q
period 2006-06-30
GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PART P-6; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LP P-5; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PTNSHIP P-4; GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-3; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME P-1 LTD PTNSHIP
filed 2006-08-14
CIK 869801, 863832, 860744, 854066, 850427

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2006

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (check one):

                              Large accelerated filer
                  --------

                              Accelerated filer
                  --------

                      X       Non-accelerated filer
                  --------


Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).


                        Yes                     No     X
                            ------                    ------

The Depositary Units are not publicly traded; therefore, Registrant cannot compute the aggregate market value of the voting units held by non-affiliates of the Registrant.

                               PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
                             COMBINED BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS


                                               June 30,        December 31,
                                                 2006              2005
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  657,597        $  595,286
   Accounts receivable:
      Net Profits                                171,799           320,323
                                              ----------        ----------
        Total current assets                  $  829,396        $  915,609

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                 674,946           690,032
                                              ----------        ----------
                                              $1,504,342        $1,605,641
                                              ==========        ==========

                           PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   43,132)      ($   29,401)
   Limited Partners, issued and
      outstanding, 108,074 units               1,547,474         1,635,042
                                              ----------        ----------
        Total Partners' capital               $1,504,342        $1,605,641
                                              ==========        ==========













            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
                        COMBINED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)


                                                  2006              2005
                                                --------          --------

REVENUES:
   Net Profits                                  $537,029          $439,476
   Interest income                                 4,562             1,867
                                                --------          --------
                                                $541,591          $441,343

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 18,594          $ 17,789
   General and administrative
      (Note 2)                                    30,705            30,826
                                                --------          --------
                                                $ 49,299          $ 48,615
                                                --------          --------

NET INCOME                                      $492,292          $392,728
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 50,447          $ 40,687
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $441,845          $352,041
                                                ========          ========
NET INCOME per unit                             $   4.09          $   3.25
                                                ========          ========
UNITS OUTSTANDING                                108,074           108,074
                                                ========          ========



















            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
                        COMBINED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)


                                                 2006               2005
                                              ----------          --------

REVENUES:
   Net Profits                                $1,051,251          $988,923
   Interest income                                 8,993             3,432
                                              ----------          --------
                                              $1,060,244          $992,355

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                               $   42,888          $ 33,217
   General and administrative
      (Note 2)                                    84,697            82,638
                                              ----------          --------
                                              $  127,585          $115,855
                                              ----------          --------

NET INCOME                                    $  932,659          $876,500
                                              ==========          ========
GENERAL PARTNER - NET INCOME                  $   96,227          $ 90,296
                                              ==========          ========
LIMITED PARTNERS - NET INCOME                 $  836,432          $786,204
                                              ==========          ========
NET INCOME per unit                           $     7.74          $   7.27
                                              ==========          ========
UNITS OUTSTANDING                                108,074           108,074
                                              ==========          ========



















            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
                        COMBINED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)

                                                   2006             2005
                                               ------------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $  932,659        $876,500
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                   42,888          33,217
      Settlement of asset retirement
        obligation                             (       228)              -
      Net change in accounts receivable/
        accounts payable - Net Profits             142,355       ( 201,722)
                                                ----------        --------
Net cash provided by operating
   activities                                   $1,117,674        $707,995
                                                ----------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($   21,405)      ($ 14,027)
                                                ----------        --------
Net cash used by investing activities          ($   21,405)      ($ 14,027)
                                                ----------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($1,033,958)      ($676,602)
                                                ----------        --------
Net cash used by financing
   activities                                  ($1,033,958)      ($676,602)
                                                ----------        --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $   62,311        $ 17,366

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             595,286         448,368
                                                ----------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $  657,597        $465,734
                                                ==========        ========








            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               June 30,        December 31,
                                                 2006              2005
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  931,651        $  885,655
   Accounts receivable:
      Net Profits                                236,916           460,877
                                              ----------        ----------
        Total current assets                  $1,168,567        $1,346,532

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method               1,035,244         1,058,322
                                              ----------        ----------
                                              $2,203,811        $2,404,854
                                              ==========        ==========

                           PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   26,559)      ($    4,259)
   Limited Partners, issued and
      outstanding, 169,637 units               2,230,370         2,409,113
                                              ----------        ----------
        Total Partners' capital               $2,203,811        $2,404,854
                                              ==========        ==========



















            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                        COMBINED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)


                                                  2006              2005
                                                --------          --------

REVENUES:
   Net Profits                                  $754,885          $637,978
   Interest income                                 6,878             2,859
                                                --------          --------
                                                $761,763          $640,837

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 26,195          $ 23,322
   General and administrative
      (Note 2)                                    47,527            47,643
                                                --------          --------
                                                $ 73,722          $ 70,965
                                                --------          --------

NET INCOME                                      $688,041          $569,872
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 70,474          $ 58,800
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $617,567          $511,072
                                                ========          ========
NET INCOME per unit                             $   3.64          $   3.01
                                                ========          ========
UNITS OUTSTANDING                                169,637           169,637
                                                ========          ========



















            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                        COMBINED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)


                                                 2006              2005
                                              ----------        ----------

REVENUES:
   Net Profits                                $1,491,950        $1,425,534
   Interest income                                13,544             5,119
                                              ----------        ----------
                                              $1,505,494        $1,430,653

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                               $   58,841        $   51,548
   General and administrative
      (Note 2)                                   118,655           116,458
                                              ----------        ----------
                                              $  177,496        $  168,006
                                              ----------        ----------

NET INCOME                                    $1,327,998        $1,262,647
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  136,741        $  130,392
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,191,257        $1,132,255
                                              ==========        ==========
NET INCOME per unit                           $     7.02        $     6.67
                                              ==========        ==========
UNITS OUTSTANDING                                169,637           169,637
                                              ==========        ==========



















            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                        COMBINED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)


                                                    2006           2005
                                                ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $1,327,998     $1,262,647
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                    58,841         51,548
      Settlement of asset retirement
        obligation                              (       285)             -
      Net change in accounts receivable/
        accounts payable - Net Profits              216,510    (   263,065)
                                                 ----------     ----------
Net cash provided by operating
   activities                                    $1,603,064     $1,051,130
                                                 ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($   28,027)   ($   21,853)
                                                 ----------     ----------
Net cash used by investing
   activities                                   ($   28,027)   ($   21,853)
                                                 ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($1,529,041)   ($  958,613)
                                                 ----------     ----------
Net cash used by financing
   activities                                   ($1,529,041)   ($  958,613)
                                                 ----------     ----------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                   $   45,996     $   70,664

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                              885,655        633,196
                                                 ----------     ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $  931,651     $  703,860
                                                 ==========     ==========






            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               June 30,        December 31,
                                                 2006              2005
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  487,559        $  599,645
   Accounts receivable:
      Net Profits                                172,466           304,105
                                              ----------        ----------
        Total current assets                  $  660,025        $  903,750

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                 364,460           401,259
                                              ----------        ----------
                                              $1,024,485        $1,305,009
                                              ==========        ==========

                           PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   63,425)      ($   43,366)
   Limited Partners, issued and
      outstanding, 126,306 units               1,087,910         1,348,375
                                              ----------        ----------
        Total Partners' capital               $1,024,485        $1,305,009
                                              ==========        ==========



















            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                        COMBINED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)


                                                  2006              2005
                                                --------          --------

REVENUES:
   Net Profits                                  $405,997          $445,650
   Interest income                                 4,304             2,001
                                                --------          --------
                                                $410,301          $447,651

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 26,672          $ 11,015
   General and administrative
      (Note 2)                                    35,653            35,807
                                                --------          --------
                                                $ 62,325          $ 46,822
                                                --------          --------

NET INCOME                                      $347,976          $400,829
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 36,767          $ 40,874
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $311,209          $359,955
                                                ========          ========
NET INCOME per unit                             $   2.47          $   2.85
                                                ========          ========
UNITS OUTSTANDING                                126,306           126,306
                                                ========          ========



















            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                        COMBINED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)


                                                  2006              2005
                                                --------          --------

REVENUES:
   Net Profits                                  $842,839          $791,277
   Interest income                                 8,789             3,860
                                                --------          --------
                                                $851,628          $795,137

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 39,962          $ 22,765
   General and administrative
      (Note 2)                                    94,719            92,653
                                                --------          --------
                                                $134,681          $115,418
                                                --------          --------

NET INCOME                                      $716,947          $679,719
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 74,412          $ 69,635
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $642,535          $610,084
                                                ========          ========
NET INCOME per unit                             $   5.09          $   4.83
                                                ========          ========
UNITS OUTSTANDING                                126,306           126,306
                                                ========          ========



















            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                        COMBINED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)

                                                    2006            2005
                                                 ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                     $716,947        $679,719
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                   39,962          22,765
      Net change in accounts receivable/
        accounts payable - Net Profits             134,722       (  28,365)
                                                  --------        --------
Net cash provided by operating
   activities                                     $891,631        $674,119
                                                  --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                          ($  6,246)      ($  7,311)
                                                  --------        --------
Net cash used by investing
   activities                                    ($  6,246)      ($  7,311)
                                                  --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                            ($997,471)      ($699,514)
                                                  --------        --------
Net cash used by financing
   activities                                    ($997,471)      ($699,514)
                                                  --------        --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                   ($112,086)      ($ 32,706)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             599,645         510,213
                                                  --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                  $487,559        $477,507
                                                  ========        ========










            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               June 30,        December 31,
                                                 2006              2005
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  429,376        $  479,513
   Accounts receivable:
      Net Profits                                      -            76,668
                                              ----------        ----------
        Total current assets                  $  429,376        $  556,181

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                 828,152           639,293
                                              ----------        ----------
                                              $1,257,528        $1,195,474
                                              ==========        ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)


CURRENT LIABILITIES:
   Accounts payable:
      Net Profits                             $    6,829        $        -
                                              ----------        ----------
        Total current liabilities             $    6,829        $        -

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   38,936)      ($   33,844)
   Limited Partners, issued and
      outstanding, 118,449 units               1,289,635         1,229,318
                                              ----------        ----------
        Total Partners' capital               $1,250,699        $1,195,474
                                              ----------        ----------
                                              $1,257,528        $1,195,474
                                              ==========        ==========











            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
                        COMBINED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)



                                                  2006              2005
                                                --------          --------

REVENUES:
   Net Profits                                  $368,319          $414,044
   Interest income                                 3,636             1,932
   Other income                                        -               672
                                                --------          --------
                                                $371,955          $416,648

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 28,451          $  9,186
   General and administrative
      (Note 2)                                    33,499            33,660
                                                --------          --------
                                                $ 61,950          $ 42,846
                                                --------          --------

NET INCOME                                      $310,005          $373,802
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 33,197          $ 37,953
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $276,808          $335,849
                                                ========          ========
NET INCOME per unit                             $   2.33          $   2.84
                                                ========          ========
UNITS OUTSTANDING                                118,449           118,449
                                                ========          ========

















            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
                        COMBINED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)



                                                  2006              2005
                                                --------          --------

REVENUES:
   Net Profits                                  $869,808          $790,912
   Interest income                                 7,149             3,322
   Other income                                        -             2,136
                                                --------          --------
                                                $876,957          $796,370

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 53,857          $ 39,187
   General and administrative
      (Note 2)                                    90,379            88,337
                                                --------          --------
                                                $144,236          $127,524
                                                --------          --------

NET INCOME                                      $732,721          $668,846
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 77,404          $ 69,887
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $655,317          $598,959
                                                ========          ========
NET INCOME per unit                             $   5.53          $   5.06
                                                ========          ========
UNITS OUTSTANDING                                118,449           118,449
                                                ========          ========

















            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
                        COMBINED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)


                                                     2006         2005
                                                  ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                      $732,721     $668,846
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                    53,857       39,187
      Settlement of asset retirement
        obligation                                (      91)           -
      Net change in accounts receivable/
        accounts payable - Net Profits               51,892    (  67,691)
                                                   --------     --------
Net cash provided by operating
   activities                                      $838,379     $640,342
                                                   --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                           ($211,020)   ($ 61,024)
                                                   --------     --------
Net cash used by investing
   activities                                     ($211,020)   ($ 61,024)
                                                   --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                             ($677,496)   ($518,976)
                                                   --------     --------
Net cash used by financing
   activities                                     ($677,496)   ($518,976)
                                                   --------     --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                               ($ 50,137)    $ 60,342

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                              479,513      393,840
                                                   --------     --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                   $429,376     $454,182
                                                   ========     ========





            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                                June 30,       December 31,
                                                  2006             2005
                                              ------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  700,607       $  770,659
                                               ----------       ----------
        Total current assets                   $  700,607       $  770,659

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                1,513,507        1,292,562
                                               ----------       ----------
                                               $2,214,114       $2,063,221
                                               ==========       ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable:
      Net Profits                              $  148,192       $   36,095
                                               ----------       ----------
        Total current liabilities              $  148,192       $   36,095



PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   35,467)     ($   17,913)
   Limited Partners, issued and
      outstanding, 143,041 units                2,101,389        2,045,039
                                               ----------       ----------
        Total Partners' capital                $2,065,922       $2,027,126
                                               ----------       ----------
                                               $2,214,114       $2,063,221
                                               ==========       ==========












            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
                        COMBINED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)


                                                  2006              2005
                                                --------          --------

REVENUES:
   Net Profits                                  $702,835          $669,517
   Interest income                                 5,436             2,841
   Other income                                        -               230
                                                --------          --------
                                                $708,271          $672,588

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 23,112          $ 51,652
   General and administrative
      (Note 2)                                    40,238            40,377
                                                --------          --------
                                                $ 63,350          $ 92,029
                                                --------          --------

NET INCOME                                      $644,921          $580,559
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 66,029          $ 62,400
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $578,892          $518,159
                                                ========          ========
NET INCOME per unit                             $   4.05          $   3.62
                                                ========          ========
UNITS OUTSTANDING                                143,041           143,041
                                                ========          ========


















            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
                        COMBINED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)


                                                 2006              2005
                                              ----------        ----------

REVENUES:
   Net Profits                                $1,380,109        $1,259,050
   Interest income                                10,823             4,340
   Other income                                        -               733
                                              ----------        ----------
                                              $1,390,932        $1,264,123

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                               $   91,925        $   80,605
   General and administrative
      (Note 2)                                   103,961           101,845
                                              ----------        ----------
                                              $  195,886        $  182,450
                                              ----------        ----------

NET INCOME                                    $1,195,046        $1,081,673
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  126,696        $  114,922
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,068,350        $  966,751
                                              ==========        ==========
NET INCOME per unit                           $     7.47        $     6.76
                                              ==========        ==========
UNITS OUTSTANDING                                143,041           143,041
                                              ==========        ==========


















            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
                        COMBINED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)


                                                   2006           2005
                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $1,195,046      $1,081,673
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                   91,925          80,605
      Settlement of asset retirement
        obligation                             (     2,312)    (         8)
      Net change in accounts receivable/
        accounts payable -  Net Profits            138,421     (   148,764)
                                                ----------      ----------
Net cash provided by operating
   activities                                   $1,423,080      $1,013,506
                                                ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($  336,882)    ($   61,374)
                                                ----------      ----------
Net cash used by investing
   activities                                  ($  336,882)    ($   61,374)
                                                ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($1,156,250)    ($  819,195)
                                                ----------      ----------
Net cash used by financing
   activities                                  ($1,156,250)    ($  819,195)
                                                ----------      ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($   70,052)     $  132,937

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             770,659         469,272
                                                ----------      ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $  700,607      $  602,209
                                                ==========      ==========






            The accompanying condensed notes are an integral part of
                      these combined financial statements.

        GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIPS
              CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The combined balance sheets as of June 30, 2006, combined statements of operations for the three and six months ended June 30, 2006 and 2005, and combined statements of cash flows for the six months ended June 30, 2006 and 2005 have been prepared by Geodyne Resources, Inc., the General Partner of the Geodyne Institutional/Pension Energy Income Limited Partnerships, without audit. Each limited partnership is a general partner in the related Geodyne NPI Partnership (the "NPI Partnerships") in which Geodyne Resources, Inc. serves as the managing partner. For the purposes of these financial statements, the general partner and managing partner are collectively referred to as the "General Partner" and the limited partnerships and NPI Partnerships are collectively referred to as the "Partnerships". In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at June 30, 2006, the combined results of operations for the three and six months ended June 30, 2006 and 2005, and the combined cash flows for the six months ended June 30, 2006 and 2005.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2005. The results of operations for the period ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

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


      ASSET RETIREMENT OBLIGATIONS
      ----------------------------

      The Partnerships' wells must be properly plugged and abandoned after their oil and gas reserves are exhausted. The Partnerships follow FAS No. 143, "Accounting for Asset Retirement Obligations" in accounting for the future expenditures that will be necessary to plug and abandon these wells. FAS No. 143 requires the estimated plugging and abandonment obligations to be
      (i) recognized in the period in which they are incurred (i.e. when the well is drilled or acquired) if a reasonable estimate of fair value can be made and (ii) capitalized as part of the carrying amount of the well. Estimated abandonment dates will be revised based on changes to related economic lives, which vary with product prices and production costs. Estimated plugging costs may also be adjusted to reflect changing industry experience. During the year ended December 31, 2005, the Partnerships' asset retirement obligations were revised upward due to increases in both labor and rig costs associated with plugging wells. Cash flows will not be affected until wells are actually plugged and abandoned.

      The asset retirement obligation is adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the six months ended June 30, 2006, the P-1, P-3, P-4, P-5, and P-6 Partnerships recognized $6,000, $9,000, $10,000, $7,000, and $22,000 of an increase in depletion of Net Profits Interests, which was comprised of accretion of the asset retirement obligation and depletion of the increase in Net Profits Interests.

      The components of the change in asset retirement obligations for the three and six months ended June 30, 2006 and 2005 are as shown below.


                              P-1 Partnership
                              ---------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               6/30/2006         6/30/2005
                                             ------------      ------------

      Total Asset Retirement
         Obligation, April 1                    $119,631          $ 59,672
      Additions and revisions                        207               212
      Accretion expense                            1,536               691
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $121,374          $ 60,575
                                                ========          ========


                                              Six Months        Six Months
                                                 Ended             Ended
                                               6/30/2006         6/30/2005
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $118,480          $ 58,753
      Additions and revisions                        207               441
      Settlements and disposals                (     368)                -
      Accretion expense                            3,055             1,381
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $121,374          $ 60,575
                                                ========          ========

                              P-3 Partnership
                              ---------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               6/30/2006         6/30/2005
                                             ------------      ------------

      Total Asset Retirement
         Obligation, April 1                    $186,077          $101,158
      Additions and revisions                        262               267
      Accretion expense                            2,331             1,164
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $188,670          $102,589
                                                ========          ========


                                              Six Months        Six Months
                                                 Ended             Ended
                                               6/30/2006         6/30/2005
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $184,212          $ 99,718
      Additions and revisions                        262               562
      Settlements and disposals                (     461)                -
      Accretion expense                            4,657             2,309
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $188,670          $102,589
                                                ========          ========



                              P-4 Partnership
                              ---------------

                                             Three Months       Three Months
                                                 Ended              Ended
                                               6/30/2006          6/30/2005
                                             ------------       ------------

      Total Asset Retirement
         Obligation, April 1                    $140,396           $ 57,494
      Accretion expense                            1,650                573
                                                --------           --------
      Total Asset Retirement
         Obligation, End of Quarter             $142,046           $ 58,067
                                                ========           ========

                                              Six Months        Six Months
                                                 Ended             Ended
                                               6/30/2006         6/30/2005
                                             ------------       -----------

      Total Asset Retirement
         Obligation, January 1                  $138,714          $ 56,920
      Accretion expense                            3,332             1,147
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $142,046          $ 58,067
                                                ========          ========


                              P-5 Partnership
                              ---------------


                                             Three Months      Three Months
                                                 Ended             Ended
                                               6/30/2006         6/30/2005
                                             ------------      ------------

      Total Asset Retirement
         Obligation, April 1                    $144,381          $ 78,380
      Additions and revisions                          -                 1
      Accretion expense                            1,679               771
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $146,060          $ 79,152
                                                ========          ========


                                              Six Months        Six Months
                                                 Ended             Ended
                                               6/30/2006         6/30/2005
                                             ------------       -----------

      Total Asset Retirement
         Obligation, January 1                  $142,799          $ 76,681
      Additions and revisions                          -               912
      Settlements and obligations              (      91)                -
      Accretion expense                            3,352             1,559
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $146,060          $ 79,152
                                                ========          ========

                              P-6 Partnership
                              ---------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               6/30/2006         6/30/2005
                                             ------------      ------------

      Total Asset Retirement
         Obligation, April 1                    $412,678          $210,328
      Additions and revisions                          -                 4
      Settlements and disposals                        -         (   5,636)
      Accretion expense                            4,612             1,925
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $417,290          $206,621
                                                ========          ========


                                              Six Months        Six Months
                                                 Ended             Ended
                                               6/30/2006         6/30/2005
                                             ------------       -----------

      Total Asset Retirement
         Obligation, January 1                  $413,445          $208,086
      Additions and revisions                          -               322
      Settlements and disposals                (   5,470)        (   5,636)
      Accretion expense                            9,315             3,849
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $417,290          $206,621
                                                ========          ========


2. TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements (the "Partnership Agreements") provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended June 30, 2006, the following payments were made to the General Partner or its affiliates by the
      Partnerships:

                                 Direct General          Administrative
            Partnership        and Administrative           Overhead
            -----------        ------------------        --------------
                P-1                 $ 2,265                  $28,440
                P-3                   2,887                   44,640
                P-4                   2,413                   33,240
                P-5                   2,329                   31,170
                P-6                   2,597                   37,641

      During the six months ended June 30, 2006, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                 Direct General          Administrative
            Partnership        and Administrative           Overhead
            -----------        ------------------        --------------
                P-1                 $27,817                  $56,880
                P-3                  29,375                   89,280
                P-4                  28,239                   66,480
                P-5                  28,039                   62,340
                P-6                  28,679                   75,282

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

      Net proceeds from the Partnerships' Net Profits Interests less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of June 30, 2006 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      Occasional expenditures by the owners of the Working Interests for new wells, well recompletions, or workovers may reduce or eliminate cash available for a particular quarterly cash distribution. During the six months ended June 30, 2006, capital expenditures affecting the P-5 Partnership's Net Profits Interests totaled $240,000. These costs were indirectly incurred primarily as a result of recompletion activities on the Sugg AA 3067 #1 well and the Sugg AA 3 #1 well both located in Irion County, Texas. During the six months ended June 30, 2006, capital expenditures affecting the P-6 Partnership's Net Profits Interests totaled $307,000. These costs were indirectly incurred primarily as a result of recompletion activities on the same Sugg AA 3067 #1 and Sugg AA 3 #1 wells and the Henderson Stovall GU #2 well located in Wharton County, Texas. Other capital expenditures incurred by the

      Partnerships during 2006 were not material to the Partnerships' cash flows.

      Pursuant to the terms of the Partnership Agreements, the Partnerships were scheduled to terminate on December 31, 2005. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. The General Partner has extended the terms of the Partnerships for their first two year extension period to December 31, 2007. As of the date of this Quarterly Report, the General Partner has not yet determined whether it will further extend the term of any Partnership.

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

      Depletion of the cost of Net Profits Interests is computed on the unit-of-production method. The Partnerships' calculation of depletion of their Net Profits Interests includes estimated dismantlement and abandonment costs and estimated salvage value of the equipment.

      The Partnerships evaluate the recoverability of the carrying costs of their Net Profits Interests in proved oil and gas properties for each oil and gas field (rather than separately for each well). If the unamortized costs of a Net Profits Interest within a field exceed the expected undiscounted future cash flows from such Net Profits Interest, the cost of the Net Profits Interest is written down to fair value, which is determined by using the estimated discounted future cash flows from the Net Profits Interest.

      Accounts Receivable (Accounts Payable) - Net Profits

      Revenues from a Net Profits Interest consist of a share of the oil and gas sales of the property, less operating and production expenses. The Partnerships accrue for oil and gas revenues less expenses from the Net Profits Interests. Sales of gas applicable to the Net Profits Interests are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts. During such times as sales of gas exceed a Partnership's pro rata share of estimated total gas reserves attributable to the underlying property, such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas price for which the Partnerships are currently settling this liability. This liability is recorded as a reduction of accounts receivable.

      Also included in accounts receivable (payable) - Net Profits are costs deferred or accrued for Net Profits relating to lease operating expenses incurred in connection with the net underproduced or overproduced gas imbalance positions. The rate used in calculating the deferred charge or accrued liability is the annual average production costs per Mcf. Also included in accounts receivable (payable) - Net Profits is the asset retirement obligation described below.


ASSET RETIREMENT OBLIGATIONS
----------------------------

      The Partnerships' wells must be properly plugged and abandoned after their oil and gas reserves are exhausted. The Partnerships follow FAS No. 143, "Accounting for Asset Retirement Obligations" in accounting for the future expenditures that will be necessary to plug and abandon these wells. FAS No. 143 requires the estimated plugging and abandonment obligations to be
      (i) recognized in the period in which they are incurred (i.e. when the well is drilled or acquired) if a reasonable estimate of fair value can be made and (ii) capitalized as part of the carrying amount of the well. Estimated abandonment dates will be revised based on changes to related economic lives, which vary with product prices and production costs. Estimated plugging costs may also be adjusted to reflect changing industry experience. During the year ended December 31, 2005, the Partnerships' asset retirement obligations were revised upward due to increases in both labor and rig costs associated with plugging wells. Cash flows will not be affected until wells are actually plugged and abandoned.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

      The  Partnerships  are  not  aware  of  any  recently  issued   accounting
      pronouncements that will impact the Partnerships' future results of operations and financial position.


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

      The following tables summarize changes in net quantities of the Partnerships' proved reserves, all of which are located in the United States, for the periods indicated. The proved reserves were estimated by petroleum engineers employed by affiliates of the Partnerships, and are annually reviewed by an independent engineering firm. "Proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions. The following information includes certain gas balancing adjustments which cause the gas volumes to differ from the reserve reports prepared by the General Partner.

                                P-1 Partnership
                                ---------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2005             240,494        2,192,218
         Production                             (  4,597)      (   57,726)
         Extensions and discoveries                  275              810
         Revisions of previous
            estimates                                805       (   32,892)
                                                 -------        ---------

      Proved reserves, March 31, 2006            236,977        2,102,410
         Production                             (  4,607)      (   57,643)
         Extensions and discoveries                1,695           20,235
         Revisions of previous
            estimates                             44,795          155,573
                                                 -------        ---------

      Proved reserves, June 30, 2006             278,860        2,220,575
                                                 =======        =========



                                P-3 Partnership
                                ---------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2005             316,480        3,450,217
         Production                             (  5,837)      (   88,356)
         Extensions and discoveries                  347            1,918
         Revisions of previous
            estimates                                910       (   55,543)
                                                 -------        ---------

      Proved reserves, March 31, 2006            311,900        3,308,236
         Production                             (  5,914)      (   89,587)
         Extensions and discoveries                2,135           25,565
         Revisions of previous
            estimates                             56,461          236,881
                                                 -------        ---------

      Proved reserves, June 30, 2006             364,582        3,481,095
                                                 =======        =========

                                 P-4 Partnership
                                 ---------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2005              47,507        1,825,768
         Production                              ( 3,257)      (   50,280)
         Extensions and discoveries                    2            1,658
         Revisions of previous
            estimates                            (   109)      (   26,595)
                                                  ------        ---------

      Proved reserves, March 31, 2006             44,143        1,750,551
         Production                              ( 3,287)      (   45,360)
         Extensions and discoveries                    5              906
         Revisions of previous
            estimates                              2,975           60,227
                                                  ------        ---------

      Proved reserves, June 30, 2006              43,836        1,766,324
                                                  ======        =========

                                 P-5 Partnership
                                 ---------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2005              40,130        2,201,499
         Production                              ( 1,359)      (   84,457)
         Extensions and discoveries                  780           64,003
         Revisions of previous
            estimates                                680       (   41,128)
                                                  ------        ---------

      Proved reserves, March 31, 2006             40,231        2,139,917
         Production                              ( 1,415)      (   65,469)
         Extensions and discoveries                5,776           87,696
         Revisions of previous
            estimates                              4,189           58,798
                                                  ------        ---------

      Proved reserves, June 30, 2006              48,781        2,220,942
                                                  ======        =========

                                 P-6 Partnership
                                 ---------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2005             126,115        3,330,307
         Production                             (  2,365)      (  114,614)
         Extensions and discoveries                  822          226,495
         Revisions of previous
            estimates                           (    106)      (   25,518)
                                                 -------        ---------

      Proved reserves, March 31, 2006            124,466        3,416,670
         Production                             (  2,966)      (  118,934)
         Extensions and discoveries                6,183           65,236
         Revisions of previous
            estimates                             15,265          296,439
                                                 -------        ---------

      Proved reserves, June 30, 2006             142,948        3,659,411
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

      The following table indicates the estimated net present value of the Partnerships' proved reserves as of June 30, 2006, March 31, 2006, and December 31, 2005. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices as of the date of estimation. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The table also indicates the gas prices in effect on the dates corresponding to the reserve valuations. Changes in oil and gas prices have caused the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves, to fluctuate. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to June 30, 2006. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at June 30, 2006 will actually be realized for such production.

                                   Net Present Value of Reserves
                         -----------------------------------------------
     Partnership           6/30/06           3/31/06          12/31/05
      -----------        -----------       -----------       -----------
         P-1             $11,235,535       $10,403,645       $12,711,355
         P-3              15,969,618        15,161,750        18,996,635
         P-4               6,113,306         6,830,210         9,422,988
         P-5               6,418,838         6,415,806         9,341,278
         P-6              11,791,726        11,352,627        15,133,718

                                       Oil and Gas Prices
                         ------------------------------------------------
        Pricing            6/30/06           3/31/06          12/31/05
      -----------        -----------       -----------       -----------
      Oil (Bbl)          $     73.94       $     66.25       $     61.06
      Gas (Mcf)                 6.09              7.18             10.08

      The  P-1  and  P-3  Partnerships'   estimated  proved  reserves  increased
      approximately 33,000 and 42,000 barrels of oil equivalent ("BOE"), respectively, in the Hutchings Stock Association well, located in Ward County, Texas from March 31, 2006 to June 30, 2006. This increase was primarily due to a revised forecast in reserves based on actual production experience. The P-6 Partnership's estimated proved reserves increased approximately 41,000 BOE in the Eva O'Byrne GU #2 well, located in Upshur County, Texas from March 31, 2006 to June 30, 2006. This increase was also primarily due to a revised forecast in reserves based on actual production experience.


RESULTS OF OPERATIONS
---------------------

      GENERAL DISCUSSION

      The following general discussion should be read in conjunction with the analysis of results of operations provided below.

      The primary source of liquidity and Partnership cash distributions comes from the net revenues generated from the sale of oil and gas. The level of net revenues is highly dependent upon the total volumes of oil and natural gas sold. Oil and gas reserves are depleting assets and will experience production declines over time, thereby likely resulting in reduced net revenues. The level of net revenues is also highly dependent upon the prices received for oil and gas sales, which are very volatile.

      Additionally, lower prices may reduce the amount of oil and gas that is economic to produce and reduce the Partnerships' revenues and cash flow. Various factors beyond the Partnerships' control will affect prices for oil and natural gas, such as:

            *     Worldwide and domestic supplies of oil and natural gas;
            * The ability of the members of the Organization of Petroleum Exporting Countries ("OPEC") to agree to and maintain oil prices and production quotas;
            * Political instability or armed conflict in oil-producing regions or around major shipping areas;
            *     The level of consumer demand and overall economic activity;
            *     The competitiveness of alternative fuels;
            *     Weather conditions and the impact of weather-related events;
            *     The availability of pipelines for transportation;
            *     Domestic and foreign government regulations and taxes; and
            *     Market expectations.

      It is not possible to predict the future direction of oil or natural gas prices or whether the above discussed trends will continue. Operating costs, including General and Administrative Expenses, may not decline over time, may increase, or may experience only a gradual decline, thus adversely affecting net revenues. Net revenues may also be affected by proceeds from property sales or additional costs resulting from well workovers, recompletions, new well drilling, and other events.

      In addition to pricing, the level of net revenues is highly dependent upon the total volumes of oil and natural gas sold. Oil and gas reserves are depleting assets and will experience production declines over time, thereby likely resulting in reduced net revenues. Despite this general trend of declining production, several factors can cause volumes sold to increase, remain relatively constant, or decrease at an even greater rate over a given period. These factors include, but are not limited to:

            * Geophysical conditions which cause an acceleration of the decline in production;
            * The shutting-in of wells due to low oil and gas prices (or the opening of previously shut-in wells due to high oil and gas prices), mechanical difficulties, loss of a market/transportation, or performance of workovers, recompletions, or other operations in the well;
            * Prior period volume adjustments made by the operators of the properties;
            * Adjustments in ownership or rights to production (such as adjustments that occur at payout or due to gas balancing); and
            * Completion of enhanced recovery projects which increase production for the well.

      Many of these factors can be very significant for a single well or for many wells over a short period of time. Due to the large number of wells owned by the Partnerships, these factors are generally not material as compared to the normal declines in production experienced on all remaining wells.

      P-1 PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2005.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                    2006             2005
                                                  --------         --------
      Net Profits                                 $537,029         $439,476
      Barrels produced                               4,607            4,637
      Mcf produced                                  57,643           57,869
      Average price/Bbl                           $  61.71         $  48.22
      Average price/Mcf                           $   5.84         $   5.26

      As shown in the table above, total Net Profits increased $98,000 (22.2%) for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. Of this increase (i) $62,000 and $33,000 were related to increases in the average prices of oil and gas sold and (ii) $5,000 was related to a decrease in production expenses.

      Volumes of oil and gas sold decreased 30 barrels and 226 Mcf for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. The decreases in volumes of oil and gas sold were primarily due to
      (i) positive prior period volume adjustments made by the operators on several wells during the three months ended June 30, 2005 and (ii) normal declines in production. These decreases were partially offset by a negative prior period volume adjustment made by the operator on another significant well during the three months ended June 30, 2005.

      The decrease in production expenses was primarily due to (i) a negative prior period lease operating expense adjustment made by the operator on one significant well during the three months ended June 30, 2006, (ii) workover expenses incurred on several wells during the three months ended June 30, 2005, and (iii) a negative prior period production tax adjustment made by the operator on one significant well during the three months ended June 30, 2006. These decreases were partially offset by (i) workover expenses incurred on several other wells during the three months ended June 30, 2006 and (ii) an increase in production taxes associated with the increase in oil and gas sales.

      Depletion of Net Profits Interests increased $1,000 (4.5%) for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. As a percentage of Net Profits, this expense decreased to 3.5% for the three months ended June 30, 2006 from 4.0% for the three months ended June 30, 2005. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the three months ended June 30, 2006 and 2005. As a percentage of Net Profits, these expenses decreased to 5.7% for the three months ended June 30, 2006 from 7.0% for the three months ended June 30, 2005, primarily due to the increase in Net Profits.

      SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                     2006            2005
                                                  ----------       --------
      Net Profits                                 $1,051,251       $988,923
      Barrels produced                                 9,204          9,582
      Mcf produced                                   115,369        124,012
      Average price/Bbl                           $    59.13       $  46.55
      Average price/Mcf                           $     6.11       $   5.69

      As shown in the table above, total Net Profits increased $62,000 (6.3%) for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. Of this increase $116,000 and $48,000 were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of (i) $18,000 and $49,000 related to decreases in volumes of oil and gas sold and (ii) $35,000 related to an increase in production expenses.

      Volumes of oil and gas sold decreased 378 barrels and 8,643 Mcf for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. The decreases in volumes of oil and gas sold were primarily due to (i) positive prior period volume adjustments made by the operators on several wells during the six months ended June 30, 2005 and (ii) normal declines in production. These decreases were partially offset by a negative prior period volume adjustment made by the operator on another significant well during the six months ended June 30, 2005.

      The increase in production expenses was primarily due to (i) workover expenses incurred on several wells during the six months ended June 30, 2006 and (ii) the receipt of ad valorem tax credits on one significant well during the six months ended June 30, 2005. These increases were partially offset by (i) a negative prior period lease operating expense adjustment made by the operator on one significant well during the six months ended June 30, 2006, (ii) workover expenses incurred on several wells during the six months ended June 30, 2005, and (iii) a negative prior period production tax adjustment made by the operator on one significant well during the six months ended June 30, 2006.

      Depletion of Net Profits Interests increased $10,000 (29.1%) for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. This increase was primarily due to the abandonment of one significant well during the six months ended June 30, 2006 due to the lack of remaining reserves. Other contributing factors to the increase were (i) $3,000 due to the depletion of additional Net Profits Interests as a result of the upward revision in the estimate of the asset retirement obligations during late 2005 and (ii) $2,000 due to accretion of these additional asset retirement obligations. These increases were partially offset by upward revisions in the estimates of remaining oil and gas reserves on one significant well since June 30, 2005. As a percentage of Net Profits, this expense increased to 4.1% for the six months ended June 30, 2006 from 3.4% for the six months ended June 30, 2005, primarily due to the dollar increase in depletion of Net Profits Interests.

      General and administrative expenses increased $2,000 (2.5%) for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. As a percentage of Net Profits, these expenses decreased to 8.1% for the six months ended June 30, 2006 from 8.4% for the six months ended June 30, 2005.

      Cumulative cash  distributions  to the Limited  Partners  through June 30,
      2006  were   $19,128,558   or  177.00%  of   Limited   Partners'   capital
      contributions.

      P-3 PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2005.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                    2006             2005
                                                  --------         --------
      Net Profits                                 $754,885         $637,978
      Barrels produced                               5,914            5,988
      Mcf produced                                  89,587           89,676
      Average price/Bbl                           $  61.83         $  47.89
      Average price/Mcf                           $   5.89         $   5.55

      As shown in the table above, total Net Profits increased $117,000 (18.3%) for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. Of this increase (i) $82,000 and $31,000 were related to increases in the average prices of oil and gas sold, and (ii) $8,000 was related to a decrease in production expenses. These increases were partially offset by decreases of $3,000 and $1,000 related to decreases in volumes of oil and gas sold.

      Volumes of oil and gas sold decreased 74 barrels and 89 Mcf for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. The decreases in volumes of oil and gas sold were primarily due to
      (i) positive prior period volume adjustments made by the operators on several wells during the three months ended June 30, 2005 and (ii) normal declines in production. These decreases were partially offset by a negative prior period volume adjustment made by the operator on another significant well during the three months ended June 30, 2005.

      The decrease in production expenses was primarily due to (i) a negative prior period lease operating expense adjustment made by the operator on one significant well during the three months ended June 30, 2006, (ii) workover expenses incurred on several wells during the three months ended June 30, 2005, and (iii) a negative prior period production tax adjustment made by the operator on one significant well during the three months ended June 30, 2006. These decreases were partially offset by (i) workover expenses incurred on several other wells during the three months ended June 30, 2006 and (ii) an increase in production taxes associated with the increase in oil and gas sales.

      Depletion of Net Profits Interests increased $3,000 (12.3%) for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. As a percentage of Net Profits, this expense decreased to 3.5% for the three months ended June 30, 2006 from 3.7% for the three months ended June 30, 2005.

      General and administrative expenses remained relatively constant for the three months ended June 30, 2006 and 2005. As a percentage of Net Profits, these expenses decreased to 6.3% for the three months ended June 30, 2006 from 7.5% for the three months ended June 30, 2005, primarily due to the increase in Net Profits.

      SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                     2006           2005
                                                  ----------     ----------
      Net Profits                                 $1,491,950     $1,425,534
      Barrels produced                                11,751         12,346
      Mcf produced                                   177,943        190,528
      Average price/Bbl                           $    59.47     $    46.66
      Average price/Mcf                           $     6.21     $     5.79

      As shown in the table above, total Net Profits increased $66,000 (4.7%) for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. Of this increase $151,000 and $75,000 were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of (i) $28,000 and $73,000 related to decreases in volumes of oil and gas sold, and (ii) $59,000 related to an increase in production expenses.

      Volumes of oil and gas sold decreased 595 barrels and 12,585 Mcf for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. The decreases in volumes of oil and gas sold were primarily due to (i) positive prior period volume adjustments made by the operators on several wells during the six months ended June 30, 2005 and (ii) normal declines in production. These decreases were partially offset by a negative prior period volume adjustment made by the operator on another significant well during the six months ended June 30, 2005.

      The increase in production expenses was primarily due to (i) workover expenses incurred on several wells during the six months ended June 30, 2006 and (ii) the receipt of ad valorem tax credits on one significant well during the six months ended June 30, 2005. These increases were partially offset by (i) a negative prior period lease operating expense adjustment made by the operator on one significant well during the six months ended June 30, 2006, (ii) workover expenses incurred on several other wells during the six months ended June 30, 2005, and (iii) a negative prior period production tax adjustment made by the operator on one significant well during the six months ended June 30, 2006.

      Depletion of Net Profits Interests increased $7,000 (14.1%) for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. This increase was primarily due to the abandonment of one significant well during the six months ended June 30, 2006 due to the lack of remaining reserves. Other contributing factors to the increase were (i) $4,000 due to the depletion of additional Net Profits Interests as a result of the upward revision in the estimate of the asset retirement obligations during late 2005 and (ii) $2,000 due to accretion of these additional asset retirement obligations. These increases were partially offset by upward revisions in the estimates of remaining oil and gas reserves on one significant well since June 30, 2005. As a percentage of Net Profits, this expense increased to 3.9% for the six months ended June 30, 2006 from 3.6% for the six months ended June 30, 2005.

      General and administrative expenses increased $2,000 (1.9%) for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. As a percentage of Net Profits, these expenses decreased to 8.0% for the six months ended June 30, 2006 from 8.2% for the six months ended June 30, 2005.

      Cumulative cash  distributions  to the Limited  Partners  through June 30,
      2006  were   $26,860,401   or  158.34%  of   Limited   Partners'   capital
      contributions.

      P-4 PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2005.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                    2006             2005
                                                  --------         --------
      Net Profits                                 $405,997         $445,650
      Barrels produced                               3,287            3,888
      Mcf produced                                  45,360           55,427
      Average price/Bbl                           $  68.32         $  52.42
      Average price/Mcf                           $   6.50         $   6.55

      As shown in the table above, total Net Profits decreased $40,000 (8.9%) for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. Of this decrease $32,000 and $66,000 were related to decreases in volumes of oil and gas sold. These decreases were partially offset by increases of (i) $52,000 related to an increase in the average price of oil sold and (ii) $8,000 related to a decrease in production expenses.

      Volumes of oil and gas sold decreased 601 barrels and 10,067 Mcf for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. The decrease in volumes of oil sold was primarily due to
      (i) the shutting-in of one significant well during late 2005 through mid 2006 in order to perform an unsuccessful workover and (ii) normal declines in production. As of the date of this Quarterly Report, the operator has not yet determined when or if the shut-in well will return to production and, if returned to production, at what rate. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) upward revisions in the estimate of remaining gas reserves and a decrease in the P-4 Partnership's gas balancing position on several wells during the three months ended June 30, 2005 resulting in a decrease in the P-4 Partnership's gas imbalance payable, and (iii) a positive prior period volume adjustment made by the operator on one significant well during the three months ended June 30, 2005.

      The decrease in production expenses was primarily due to (i) a $13,000 increase in lease operating expenses during the three months ended June 30, 2005 resulting from an increase in the P-4 Partnership's gas balancing position on several wells, (ii) workover expenses incurred on several wells during the three months ended June 30, 2005, and (iii) a decrease in production taxes associated with the decrease in oil and gas sales. These decreases were partially offset by workover expense incurred on one significant well during the three months ended June 30, 2006.

      Depletion of Net Profits Interests increased $16,000 (142.1%) for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. This increase was primarily due to two significant wells being fully depleted during the three months ended June 30, 2006 due to the lack of remaining reserves. This increase was also due to an increase of $3,000 due to the depletion of additional Net Profits Interests as a result of the upward revision in the estimate of the asset retirement obligations during late 2005. As a percentage of Net Profits, this expense increased to 6.6% for the three months ended June 30, 2006 from 2.5% for the three months ended June 30, 2005, primarily due to the dollar increase in depletion of Net Profits Interests.

      General and administrative expenses remained relatively constant for the three months ended June 30, 2006 and 2005. As a percentage of Net Profits, these expenses increased to 8.8% for the three months ended June 30, 2006 from 8.0% for the three months ended June 30, 2005. This percentage increase was primarily due to the decrease in Net Profits.

      SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    2006             2005
                                                  --------         --------
      Net Profits                                 $842,839         $791,277
      Barrels produced                               6,544            7,745
      Mcf produced                                  95,640          111,834
      Average price/Bbl                           $  65.45         $  48.90
      Average price/Mcf                           $   6.81         $   6.34

      As shown in the table above, total Net Profits increased $52,000 (6.5%) for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. Of this increase (i) $108,000 and $45,000 were related to increases in the average prices of oil and gas sold and (ii) $60,000 was related to a decrease in production expenses. These increases were partially offset by decreases of $59,000 and $102,000 related to decreases in volumes of oil and gas sold.

      Volumes of oil and gas sold decreased 1,201 barrels and 16,194 Mcf for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. The decrease in volumes of oil sold was primarily due to (i) the shutting-in of one significant well during late 2005 through mid 2006 in order to perform an unsuccessful workover and (ii) normal declines in production. As of the date of this Quarterly Report, the operator has not yet determined when or if the shut-in well will return to production and, if returned to production, at what rate.

      The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) positive prior period volume adjustments made by the operators on several wells during the six months ended June 30, 2005, and (iii) upward revisions in the estimate of remaining gas reserves and a decrease in the P-4 Partnership's gas balancing position on several wells during the six months ended June 30, 2005 resulting in a decrease in the P-4 Partnership's gas imbalance payable. These decreases were partially offset by a positive prior period volume adjustment made by the operator on another significant well during the six months ended June 30, 2006.

      The decrease in production expenses was primarily due to (i) workover expenses incurred on several wells during the six months ended June 30, 2005, (ii) a $13,000 increase in lease operating expenses during the six months ended June 30, 2005 resulting from an increase in the P-4 Partnership's gas balancing position on several wells, and (iii) a decrease in production taxes associated with the decrease in oil and gas sales. These decreases were partially offset by workover expenses incurred on one significant well during the six months ended June 30, 2006.

      Depletion of Net Profits Interests increased $17,000 (75.5%) for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. This increase was primarily due to two significant wells being fully depleted during the six months ended June 30, 2006 due to the lack of remaining reserves. This increase was also due to increases of (i) $6,000 due to the depletion of additional net profits interests as a result of the upward revision in the estimate of the asset retirement obligations during late 2005 and (ii) $2,000 due to accretion of these additional asset retirement obligations. These increases were partially offset by the decreases in volumes of oil and gas sold. As a percentage of Net Profits, this expense increased to 4.7% for the six months ended June 30, 2006 from 2.9% for the six months ended June 30, 2005, primarily due to the dollar increase in depletion of Net Profits Interests.

      General and administrative expenses increased $2,000 (2.2%) for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. As a percentage of Net Profits, these expenses decreased to 11.2% for the six months ended June 30, 2006 from 11.7% for the six months ended June 30, 2005.

      Cumulative cash  distributions  to the Limited  Partners  through June 30,
      2006  were   $21,117,945   or  167.20%  of   Limited   Partners'   capital
      contributions.

      P-5 PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2005.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                    2006             2005
                                                  --------         --------
      Net Profits                                 $368,319         $414,044
      Barrels produced                               1,415              978
      Mcf produced                                  65,469           74,876
      Average price/Bbl                           $  67.05         $  50.64
      Average price/Mcf                           $   5.82         $   5.75

      As shown in the table above, total Net Profits decreased $46,000 (11.0%) for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. Of this decrease (i) $54,000 was related to a decrease in volumes of gas sold and (ii) $42,000 was related to an increase in production expenses. These decreases were partially offset by increases of (i) $23,000 and $5,000 related to increases in the average prices of oil and gas sold, and (ii) $22,000 related to an increase in volumes of oil sold.

      Volumes of oil sold increased 437 barrels, while volumes of gas sold decreased 9,407 Mcf for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. The increase in volumes of oil sold was primarily due to (i) an increase in production on one significant well following the successful recompletion of that well during early 2006 and (ii) the successful completion of several new wells during 2005 and early 2006. These increases were partially offset by normal declines in production. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) positive prior period volume adjustments made by the operators on several wells during the three months ended June 30, 2005. These decreases were partially offset by (i) the successful completion of several new wells during 2005 and early 2006 and
      (ii) increases in production on two significant wells following the successful recompletion of those wells during early 2006.

      The increase in production expenses was primarily due to (i) a $29,000 decrease in lease operating expenses during the three months ended June 30, 2005 resulting from a decrease in the P-5 Partnership's gas balancing position on several wells, (ii) workover expenses incurred on several wells during the three months ended June 30, 2006, and (iii) a positive prior period lease operating expense adjustment on one significant well during the three months ended June 30, 2006. These increases were partially offset by workover expense incurred on several other wells during the three months ended June 30, 2005.

      Depletion of Net Profits Interests increased $19,000 (209.7%) for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. This increase was primarily due to (i) one significant well being fully depleted during the three months ended June 30, 2006 due to the lack of remaining reserves and (ii) downward revisions in the estimates of remaining gas reserves on one significant well since June 30, 2005. This increase was also due to an increase of $2,000 due to the depletion of additional Net Profits Interests as a result of the upward revision in the estimate of the asset retirement obligations during late 2005. As a percentage of Net Profits, this expense increased to 7.7% for the three months ended June 30, 2006 from 2.2% for the three months ended June 30, 2005, primarily due to the dollar increase in depletion of Net Profits Interests.

      General and administrative expenses remained relatively constant for the three months ended June 30, 2006 and 2005. As a percentage of Net Profits, these expenses increased to 9.1% for the three months ended June 30, 2006 from 8.1% for the three months ended June 30, 2005. This percentage increase was primarily due to the decrease in Net Profits.

      SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005.

                                                 Six Months Ended June 30,
                                                 -------------------------
                                                    2006             2005
                                                  --------         --------
      Net Profits                                 $869,808         $790,912
      Barrels produced                               2,774            2,265
      Mcf produced                                 149,926          138,653
      Average price/Bbl                           $  64.10         $  47.93
      Average price/Mcf                           $   6.18         $   6.06

      As shown in the table above, total Net Profits increased $79,000 (10.0%) for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. Of this increase (i) $24,000 and $68,000 were related to increases in volumes of oil and gas sold and (ii) $45,000 and $18,000 were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of $77,000 related to an increase in production expenses.

      Volumes of oil and gas sold increased 509 barrels and 11,273 Mcf for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. The increase in volumes of oil sold was primarily due to (i) an increase in production on one significant well following the successful recompletion of that well during early 2006 and (ii) the successful completion of several new wells during 2005 and early 2006. These increases were partially offset by normal declines in production. The increase in volumes of gas sold was primarily due to (i) the successful completion of several new wells during 2005 and early 2006 and (ii) increases in production on several other wells following the successful recompletion of those wells during early 2006. These increases were partially offset by normal declines in production.

      The increase in production expenses was primarily due to (i) a $29,000 decrease in lease operating expenses during the six months ended June 30, 2005 resulting from a decrease in the P-5 Partnership's gas balancing position on several wells, (ii) workover expenses incurred on several wells during the six months ended June 30, 2006, and (iii) an increase in production taxes associated with the increase in oil and gas sales. These increases were partially offset by workover expenses incurred on several other wells during the six months ended June 30, 2005.

      Depletion of Net Profits Interests increased $15,000 (37.4%) for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. This increase was primarily due to (i) one significant well being fully depleted during the six months ended June 30, 2006 due to the lack of remaining reserves and (ii) an increase in depletable Net Profits Interests during the six months ended June 30, 2006 primarily due to the recompletion of another significant well. This increase was also due to increases of (i) $3,000 due to the depletion of additional Net Profits Interests as a result of the upward revision in the estimate of the asset retirement obligations during late 2005 and (ii) $2,000 due to accretion of these additional asset retirement obligations. As a percentage of Net Profits, this expense increased to 6.2% for the six months ended June 30, 2006 from 5.0% for the six months ended June 30, 2005, primarily due to the dollar increase in depletion of Net Profits Interests.

      General and administrative expenses increased $2,000 (2.3%) for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. As a percentage of Net Profits, these expenses decreased to 10.4% for the six months ended June 30, 2006 from 11.2% for the six months ended June 30, 2005.

      Cumulative cash  distributions  to the Limited  Partners  through June 30,
      2006  were   $14,852,759   or  125.39%  of   Limited   Partners'   capital
      contributions.

      P-6 PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2005.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                    2006            2005
                                                  --------        --------
      Net Profits                                 $702,835        $669,517
      Barrels produced                               2,966           2,830
      Mcf produced                                 118,934         112,473
      Average price/Bbl                           $  63.99        $  51.17
      Average price/Mcf                           $   6.01        $   6.10

      As shown in the table above, total Net Profits increased $33,000 (5.0%) for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. Of this increase (i) $7,000 and $39,000 were related to increases in volumes of oil and gas sold and (ii) $38,000 was related to an increase in the average price of oil sold. These increases were partially offset by decreases of (i) $40,000 related to an increase in production expenses and (ii) $11,000 related to a decrease in the average price of gas sold.

      Volumes of oil and gas sold increased 136 barrels and 6,461 Mcf for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. The increase in volumes of oil sold was primarily due to
      (i) an increase in production on one significant well following the successful recompletion of that well during early 2006 and (ii) the successful completion of several new wells during 2005 and early 2006. These increases were partially offset by normal declines in production. The increase in volumes of gas sold was primarily due to (i) increases in production on several wells following the successful recompletion of those wells during early 2006, (ii) the successful completion of several new wells during 2005 and early 2006, and (iii) an increase in production on one significant well following the successful workover of that well during early 2006. These increases were partially offset by normal declines in production.

      The increase in production expenses was primarily due to (i) a $42,000 decrease in lease operating expenses during the three months ended June 30, 2005 resulting from a decrease in the P-6 Partnership's gas balancing position on several wells, (ii) workover expenses incurred on several wells during the three months ended June 30, 2006, and (iii) a positive prior period lease operating expense adjustment on one significant well during the three months ended June 30, 2006. These increases were partially offset by workover expenses incurred on one significant well during the three months ended June 30, 2005.

      Depletion of Net Profits Interests decreased $29,000 (55.3%) for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. This decrease was primarily due to an increase in depletable Net Profits Interests during 2005 primarily due to the recompletion of one significant well. This decrease was partially offset by (i) an increase of $6,000 due to the depletion of additional Net Profits Interests as a result of the upward revision in the estimate of the asset retirement obligations during late 2005, (ii) an increase of $3,000 due to accretion of these additional asset retirement obligations, and (iii) the increases in volumes of oil and gas sold. As a percentage of Net Profits, this expense decreased to 3.3% for the three months ended June 30, 2006 from 7.7% for the three months ended June 30, 2005, primarily due to the dollar decrease in depletion of Net Profits Interests.

      General and administrative expenses remained relatively constant for the three months ended June 30, 2006 and 2005. As a percentage of Net Profits, these expenses decreased to 5.7% for the three months ended June 30, 2006 from 6.0% for the three months ended June 30, 2005.

      SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                     2006           2005
                                                  ----------     ----------
      Net Profits                                 $1,380,109     $1,259,050
      Barrels produced                                 5,331          5,854
      Mcf produced                                   233,548        225,423
      Average price/Bbl                           $    62.17     $    49.20
      Average price/Mcf                           $     6.26     $     5.82

      As shown in the table above, total Net Profits increased $121,000 (9.6%) for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. Of this increase (i) $69,000 and $104,000 were related to increases in the average prices of oil and gas sold and (ii) $48,000 was related to an increase in volumes of gas sold. These increases were partially offset by decreases of (i) $74,000 related to an increase in production expenses and (ii) $26,000 related to a decrease in volumes of oil sold.

      Volumes of oil sold decreased 523 barrels, while volumes of gas sold increased 8,125 Mcf for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. The decrease in volumes of oil sold was primarily due to normal declines in production. This decrease was partially offset by (i) an increase in production on one significant well following its successful recompletion during early 2006 and (ii) the successful completion of several new wells during 2005 and early 2006. The increase in volumes of gas sold was primarily due to (i) increases in production on several wells following their successful recompletion during 2005 and early 2006, (ii) the successful completion of several new wells during the same period, and (iii) an increase in production on one significant well following its successful workover during early 2006. These increases were partially offset by normal declines in production.

      The increase in production expenses was primarily due to (i) a $42,000 decrease in lease operating expenses during the six months ended June 30, 2005 resulting from a decrease in the P-6 Partnership's gas balancing position on several wells, (ii) workover expenses incurred on several wells during the six months ended June 30, 2006, and (iii) an increase in production taxes associated with the increase in oil and gas sales. These increases were partially offset by workover expenses incurred on one significant well during the six months ended June 30, 2005.

      Depletion of Net Profits Interests increased $11,000 (14.0%) for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. Of this increase (i) $12,000 was due to the depletion of additional Net Profits Interests as a result of the upward revision in the estimate of the asset retirement obligations during late 2005 and (ii) $5,000 was due to accretion of these additional asset retirement obligations. This increase was also due to an increase in depletable Net Profits Interests during the six months ended June 30, 2006 primarily due to the successful recompletion of two significant wells. These increases were partially offset by an increase in depletable Net Profits Interests during 2005 primarily due to the recompletion of one significant well. As a percentage of Net Profits, this expense increased to 6.7% for the six months ended June 30, 2006 from 6.4% for the six months ended June 30, 2005.

      General and administrative expenses increased $2,000 (2.1%) for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. As a percentage of Net Profits, these expenses decreased to 7.5% for the six months ended June 30, 2006 from 8.1% for the six months ended June 30, 2005.

      Cumulative cash  distributions  to the Limited  Partners  through June 30,
      2006  were   $22,003,248   or  153.82%  of   Limited   Partners'   capital
      contribution.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK

            The Partnerships do not hold any market risk sensitive instruments.

ITEM 4.     CONTROLS AND PROCEDURES

            As of the end of the period covered by this report, the principal executive officer and principal financial officer conducted an evaluation of the Partnerships' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based on this evaluation, such officers concluded that the Partnerships' disclosure controls and procedures are effective to ensure that information required to be disclosed by the Partnerships in reports filed under the Exchange Act is recorded, processed, summarized, and reported accurately and within the time periods specified in the Securities and Exchange Commission rules and forms.

                           PART II. OTHER INFORMATION



ITEM 6.  EXHIBITS

31.1 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the P-1 Partnership.

31.2 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the P-1 Partnership.

31.3 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the P-3 Partnership.

31.4 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the P-3 Partnership.

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

31.8 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the P-5 Partnership.

31.9 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the P-6 Partnership.

31.10 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the P-6 Partnership.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the P-1 Partnership.

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the P-3 Partnership.

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

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  August 14, 2006        By:       /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  August 14, 2006        By:      /s/Craig D. Loseke
                                       --------------------------------
                                            (Signature)
                                            Craig D. Loseke
                                            Chief Accounting Officer

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

31.3 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Institutional/Pension Energy Income P-3 Limited Partnership.

31.4 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Institutional/Pension Energy Income P-3 Limited Partnership.

31.5 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Institutional/Pension Energy Income P-4 Limited Partnership.

31.6 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Institutional/Pension Energy Income P-4 Limited Partnership.

31.7 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Institutional/Pension Energy Income P-5 Limited Partnership.

31.8 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Institutional/Pension Energy Income P-5 Limited Partnership.

31.9 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Institutional/Pension Energy Income P-6 Limited Partnership.

31.10 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Institutional/Pension Energy Income P-6 Limited Partnership.

32.1  Certification  pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to
      Section   906  of  the   Sarbanes-Oxley   Act  of  2002  for  the  Geodyne
      Institutional/Pension Energy Income P-1 Limited Partnership.

32.2  Certification  pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to
      Section   906  of  the   Sarbanes-Oxley   Act  of  2002  for  the  Geodyne
      Institutional/Pension Energy Income Limited Partnership P-3.

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